Form 10-Q
period 1997-03-31
MICHIGAN HERITAGE BANCORP INC
filed 1997-05-14
CIK 1027623

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1997
                                      or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ------ to -------

                           Commission File No. 0-22381

                         MICHIGAN HERITAGE BANCORP, INC.
       (Exact name of small business issuer as specified in its charter)

                Michigan                               38-3318018
      (State or other jurisdiction of                (IRS Employer
       organization or incorporation)              Identification No.)

                 21211 Haggerty Road, Novi, Michigan 48375-5306
                   (Address of principal executive offices)

                                 (248) 380-6590
                           (Issuer's telephone number,
                              including area code)

                                      N/A
                       (Former name, former address and
               former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                                 Yes[ ] No [X]

At April 30, 1997, there were 1,150,000 shares of Common Stock of the Issuer issued and outstanding.

Transitional Small Business Disclosure Format:    Yes [ ] No [X]

                                    Part I
                             FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

Michigan Heritage Bancorp, Inc. (the "Company") completed an initial public offering of $11.5 million, consisting of $10.0 million on February 27, 1997, and an additional $1.5 million on March 27, 1997. The offering consisted of
1.15 million shares at $10.00 per share. The net proceeds to the Company, after deducting underwriting fees, were $10.9 million. The consolidated financial statements of the Company include its only subsidiary, Michigan Heritage Bank (the "Bank"). In February 1997, the Bank received regulatory approval to open and began operations on March 10, 1997. The Company has been a development stage during most of the quarter ending March 31, 1997. All adjustments which, in the opinion of management, are necessary in order to make the financial statements not misleading have been included.

Michigan Heritage Bancorp, Inc.
Consolidated Balance Sheet
March 31, 1997
(Unaudited)
                                           (in thousands)
Assets
  Cash and due from banks, noninterest bearing   $   886
  Interest bearing deposits with banks             2,822
  Federal funds sold                               9,000
                                                   -----
  Cash and cash equivalents                       12,708
  Federal Reserve Bank stock                         225
  Loans, gross                                       425
     Less: allowances for loan losses                  5
                                                   -----
     Net loans                                       420
  Leasehold improvements, net                         41
  Furniture and equipment, net                       312
                                                   -----
     Total fixed assets                              353
  Other assets                                       158
                                                   -----
     Total assets                                $13,864
                                                  ======

Liabilities and Stockholders' Equity
  Total deposits                                $  3,031
  Total borrowed funds                                 0
  Other liabilities                                  167
                                                  ------
     Total liabilities                             3,198
 Stockholders' Equity:
   Preferred stock -- no par value; 500,000
       shares authorized, none issued                  0
   Common stock -- no par value; 4,500,000
       shares authorized, 1,150,000 shares
       issued and outstanding                     10,815
   Retained earnings (deficit)                      (149)
                                                   -----
      Total stockholders' equity                  10,666
                                                  ------
   Total liabilities and stockholders' equity    $13,864
                                                  ======

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Earnings
January 1, 1997 to March 31, 1997
(Unaudited)
                                              (in thousands)
Operating Income:
   Interest income                              $   33
   Interest expense                                  4
                                                   ---
   Net interest income before allowances
      for loan losses                               29
   Less: allowances for loan losses                  5
                                                   ---
      Net interest income                           24
   Other income                                      0
                                                   ---
      Total operating income                        24
Other operating expenses:
   Salaries and employee benefits                   51
   Occupancy expense                                13
   Equipment expense                                 7
   Data processing expense                           4
   Insurance expense                                 1
   Advertising/promotion expense                    18
   Office supplies and printing expense              3
   Organization amortization expense                 2
   Other expense                                     6
                                                   ---
      Total other operating expense                105
          Net operating income (loss)              (81)
   Provision for federal income taxes                0
                                                   ---
      Net income (loss)                           ($81)
                                                   ===
   Number of shares outstanding              1,150,000
   Net income (loss) per share                  $(0.08)
                                                  ====

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Cash Flow
January 1, 1997, to March 31, 1997
(Unaudited)

                                               (in thousands)
Operating activities:
  Net loss                                         ($81)
Adjustments to reconcile net loss to net cash
   provided in operating activities:
     Provision for loan lossess                       5
     Increase in depreciation                         6
     Amortization of organizational costs             2
     Increase (decrease) in other assets            (17)
     Increase in other liabilities                  111
                                                   ----
  Net cash provided in operating activities         107

Investing activities:
  Increase in Federal Reserve Bank stock           (225)
  Increase in leasehold improvements, furniture
     and equipment                                 (326)
  Increase in net loans                            (425)
                                                   ----
  Net cash used in investing activities            (976)

Financing activities:
  Proceeds from stock offering                   10,815
  Increase in deposits                            3,031
  Increase in related party loans                    10
  Repayment of related party loans                 (265)
                                                 ------
  Net cash provided by financing activities      13,591
                                                 ------
Increase in cash and cash equivalents            12,641
Cash and cash equivalents at December 31, 1996       67
                                                 ------
Cash and cash equivalents at March 31, 1997     $12,708
                                                 ======

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Changes in Stockholders' Equity
January 1, 1997, to March 31, 1997
(Unaudited)

                                    Common       Retained
                       Shares       Stock        Deficit         Total
                       ------       -----        --------        -----
                                      (in thousands)

December 31, 1996           ---         ---        $  (68)       $   (68)

Issuance of Common Stock,
  net of offering costs   1,150      10,815           ---         10,815

Net loss                    ---         ---           (81)           (81)
March 31, 1997            1,150     $10,815         $(149)       $10,666
                          =====      ======          ====         ======

Michigan Heritage Bancorp, Inc.
Notes to Financial Statements
March 31, 1997
(Unaudited)

Note 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization: Michigan Heritage Bancorp, Inc. (the "Company") was incorporated in the State of Michigan on September 22, 1989. The Company was inactive from that time until its Articles of Incorporation were amended on November 6, 1996, into its current form. The Company is a bank holding company whose primary purpose is to own and operate Michigan Heritage Bank (the "Bank") as the Bank's sole shareholder. Organizational and other start-up costs were funded with loans from organizers. Proceeds from the Company's initial public offering were primarily used to capitalize the Bank, which is located in Novi, Michigan.

         Basis of Presentation: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Note 2   ORGANIZATION COSTS

         Organization costs were capitalized. Such costs include incorporation costs, legal and accounting fees, and other costs relating to the organization of the Company.

Note 3   NOTES PAYABLE -- RELATED PARTIES

         Non-interest bearing demand loans were made to the Company by its organizers. The loans were repaid from the proceeds of the common stock offering.

Note 4   LEASE COMMITMENT

         The  Bank entered into a 69 month triple net lease commitment for
its current location.  Total building improvement costs were $40,000.   The
monthly lease payment of $3,750 was abated for the first 10 months with the first payment due for October, 1998. Future minimum lease payments are as follows.
                                           Lease Payments
                                           (in thousands)
                      1997                       $19
                      1998                        45
                      1999                        45
                      2000                        45
                      2001                        45
                      2002                        22
                                                 ---
                      Total lease payments      $221
                                                 ===


Note 5   OFFERING COSTS

         Costs related to the Company's initial public stock offering which included underwriting, legal, accounting, and other fees were netted against stockholders' equity. The following is a summary of the costs associated with the initial public stock offering.

                                              (in thousands)
               Proceeds from stock offering      $11,500
               Underwriting fees                    (595)
               Legal, accounting and other fees      (90)
                                                  ------
               Initial capital                   $10,815
                                                  ======


Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)      PLAN OF OPERATION

PRELIMINARY NOTE:   The Company wishes to caution readers not to place undue
reliance on any "forward-looking statements" contained in the following discussion, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future peiods to differ materially from those anticipated or projected. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events of circumstances after the date of such statements.

ORGANIZATION

The Company was incorporated in 1989 as a Michigan corporation. The Company was inactive from the time of its formation until November 1996. The Bank is organized as a Michigan banking corporation with depository accounts insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The Bank intends to provide a range of commercial and consumer banking services primarily in Oakland and western Wayne Counties, including Novi, Farmington, Farmington Hills, Livonia, Northville, and Northville Township. Those services reflect the Bank's intended strategy of serving small to medium size businesses and individual customers in its market area. The Bank's lending service focuses initially on commercial equipment financing, and, to a lessor extent, commercial real estate loans and commercial term loans to businesses secured by the assets of the borrower. The Bank intends to originate a number of loans primarily through third party referral sources such as leasing companies and mortgage brokers, many of whom are known to management. The Bank's retail banking strategy will initially focus on single-family mortgage loans, home equity loans, and, to a lesser extent, other forms of consumer lending. The Bank is offering competitive rates on various deposit products and intends to offer products and services such as ATM cards and telebanking in the near future.

MARKET AREA

The Bank's main office is located along the rapidly developing Haggerty Road corridor on the southeast corner of Novi, Michigan. The Bank has leased and renovated a former bank branch building. The communities that comprise the Bank's primary service area are Novi, Farmington, Farmington Hills, Livonia, Northville, and Northville Township. Management believes these communities have an expanding and diverse economic base, which includes a wide range of small to medium-sized businesses engaged in manufacturing, high technology research and development, computer services, and retail. The Bank's secondary service area will be the remaining portion of Oakland County not included within the primary service area. According to information issued by Oakland County, the county is the third wealthiest county in the nation among counties exceeding one million people and annual household income more than doubled from $24,700 in 1980 to over $54,400 in 1993. According to estimates of SEMCOG, population in Oakland County is projected to increase from 1,151,000 in 1995 to over 1,192,000 by 2000, an increase of over 3.5 percent.

REASON FOR STARTING THE BANK

The liberalization in recent years of Michigan's branch banking laws, together with the expansion of interstate banking, has led to substantial consolidation of the banking industry in Michigan, particularly in the Bank's market area. According to Sheshunoff Information Services, Inc., since 1990 over 70 bank branches have closed within the Bank's primary and secondary service areas. In many cases, when these consolidations occurred, local boards of directors were dissolved and local management relocated or in some cases terminated. In the opinion of the Company's management, this situation has created a favorable opportunity for a new bank with local management and directors. Management of the Company believes that the Bank can attract those customers who wish to conduct business with a locally managed institution that demonstrates an active interest in their business and personal affairs. The Company believes that the Bank will be able to deliver timely responses to customer requests, provide customized financial products and services, and offer the personal attention of the Bank's senior officers.

BANK LINES OF BUSINESS

The Bank's core business activities include attracting deposits from the general public and using such deposits, together with borrowings and equity capital, to originate and purchase:

--       commercial equipment leases,
--       commercial real estate loans,
--       residential mortgage loans,
--       land contracts, and
--       home equity loans.

The Bank's results of operations are dependent primarily upon net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Results of operations will also be positively influenced by non-interest income such as fees related to loan sales and loan servicing and service charges associated with customer deposit accounts.

The Bank's primary financial goals are to:

--       Increase assets at a rate consistent with growth in equity capital;
--       Augment earnings through generation of fee income;
--       Establish and maintain a reputation for customer service;
--       Achieve a superior rate of return on capital; and
--       Maintain a "well-capitalized" institution providing services to its local community.

The Bank currently is focusing its operations on the following activities:

Commercial Equipment Leasing. The Bank is engaged in the acquisition of third party originated lease financing paper through a network of leasing companies. Management expects that the majority of this business will be generated by relationships established with leasing companies located in southeastern Michigan. Transactions are discounted on a non-recourse basis with financing terms typically on a fixed rate bases ranging from 36 to 60 months. Transaction size will generally range between $25,000 and $500,000 with possible exceptions to these amounts. Equipment location will be geographically diverse with a broad range of industry and equipment type. The following is a list of the types of equipment the Bank anticipates financing:

--       Computer;
--       Medical;
--       Transportation;
--       Machine tools;
--       Office equipment; and
--       Graphics/printing.

Commercial Real Estate Lending. The Bank is offering commercial real estate lending services to customers in its primary service area, secondary service area, and in southeastern Michigan in general. Management expects that the Bank will generate business through its affiliation with commercial real estate brokers and on a direct basis with owners of commercial properties. These loans typically will be secured by apartment buildings or owner occupied properties. The Bank recognizes that commercial real estate lending generally involves a higher degree of risk than residential real estate lending. In order to manage and reduce these risks, management will use strict underwriting standards in its commercial real estate lending business. Bank policy will govern adherence to loan to value ratios, income ratios, and insurance and escrow requirements. Personal guarantees and bank depository relationships will be requirements for most commercial real estate borrowers.

Residential Mortgage Lending. The Bank intends to originate residential mortgage loans in its primary service area in particular, its secondary service area in general, and also in other areas of southeastern Michigan. Management intends to penetrate this market by capitalizing on its collective knowledge of these markets and its relationships with correspondent brokers and other sources of residential mortgage loans. To a lesser degree, the Bank intends to originate mortgage loans through its main office that will offer the Bank's loan products directly to the general public. The majority of loans acquired or originated will be conventional mortgage loans secured by residential properties and comply with requirements for sale to Federal National Mortgage Corporation or the Federal Home Loan Mortgage Corporation. While some variable rate residential loans will be retained by the Bank, management expects that the majority of all conforming residential loans will be held by the Bank for a short period of time (generally less than 60 days) and then sold to secondary market investors. These loans typically are sold on a non-recourse basis with the Bank generally obtaining purchase commitments from investors prior to funding the loans. As a result of efforts in this area, the Bank will retain a portion of the loan origination fee paid by the borrower and receive fees as compensation for selling the loans to secondary market investors. Through its mortgage lending activity, the Bank will also acquire non-conforming residential mortgage loans. These loans do not meet government agency standards for a variety of reasons. The structure of these loans is typically on a variable rate basis. Although a private secondary market exists for these loans, the Bank will portfolio the majority of these loans due to their interest rate sensitivity and attractive rates of return.

Land Contract Lending. The Bank's management has an established relationship with a mortgage banking company actively engaged in the business of acquiring land contract loans. A land contract is a private lending arrangement between a buyer and seller of residential real estate. These loans are acquired on a discounted non-recourse basis with financing terms on a fixed rate basis and amortization period generally ranging from 5 to 15 years. These loans typically come from rural outstate environments as well as inner city urban locations where conventional methods of financing often are not available. This type of lending offers a higher rate of return on investment as well as a higher degree of lending risk. To compensate for this lending risk, reserves will be set aside at the time of acquisition and held by the Bank during the term of the loan. These funds will act as additional security for this portfolio. Lending programs of this type help provide financing to disadvantaged borrowers and at the same time, help the bank to fulfill its responsibilities as mandated by the Community Reinvestment Act.

Retail Banking

The Bank is offering its retail customers a variety of attractively priced deposit accounts and loan products. The Bank plans on taking advantage of increasing population and rising income levels in the growing areas of its primary, secondary, and other southeastern Michigan areas, including Wayne, and Macomb counties. Bank personnel offer a variety of deposit options including, demand deposit accounts, regular savings accounts, NOW accounts, money market demand accounts, and certificates of deposit. On the lending side, Bank representatives provide products including home equity loans and lines of credit, bridge loans and residential mortgage loans. The Bank's deposit funding strategy combines low overhead bank operations with consistent local print media advertising its current rate offerings. The Bank generally offers a rate structure slightly higher than the competition because of its low overhead bank operation. One of the elements of the Bank's strategy is to increase deposits at a rate that is consistent with its growth in earning assets and to maintain a stable rate of core deposits to time deposits so that the bank can obtain a lower cost and more stable source of funds.

Cash Requirements

The Company's plan of operation for the next 12 months does not contemplate
the need to raise additional capital funds.   The Company's current cash
projections indicate more than adequate cash balances. The Bank will negotiate additional line of credit facilities with national lending institutions to add funding capacity. Management is also establishing a network of banks that can be used to sell or participate a portion of its
loan portfolio.   These techniques are intended to allow the Bank to service its business relationships and build its own loan portfolio, while simultaneously generating fee and servicing revenue.

Product Research and Development

Product development over the next 12 months are expected to involve telebanking and possibly other home banking services, ATM cards, marketing and generating account applications on the Internet, mutual funds, insurance, individual retirement accounts ("IRAs") and other deposit products.

Purchase or Sale of Plant and Equipment

The Company has already purchased during the development stage most of the equipment required and does not anticipate requiring substantial additional equipment over the next 12 months.

Number of Employees

At March 31, 1997, the Company employed seven people on a full-time, and one on a part-time, basis. At May 12, 1997, the number of full-time employees had increased to 10. No significant changes are expected in the number of employees over the next 12 months.

(b)   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS

Neither the Company nor the Bank has any operating history except for the last 22 days of March 1997. During that time period, $3.0 million in deposits were generated and $0.4 million in loans were made. As a result of substantial start-up expenditures that must be incurred by a new bank and the time it will take to develop its deposit base and loan portfolio, it is expected that the Bank and thus the Company, will operate at a loss during the start-up of the Bank. Accordingly, neither the Company nor the Bank are expected to be profitable in the first year of operation.


                                    Part II
                               OTHER INFORMATION


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

   Exhibit     Description
     27        Financial Data Schedule (EDGAR filing only)

(b)   Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN HERITAGE BANCORP, INC.

By: /S/ ANTHONY S. ALBANESE
    Anthony S. Albanese
    President and Chief Operating Officer


By: /S/ DARRYLE J. PARKER
    Darryle J. Parker
    Secretary, Treasurer, and Chief Financial Officer
    (Duly authorized officer)

DATED:  May 14, 1997

                                 EXHIBIT INDEX

Exhibit No.     Description
27              Financial Data Schedule (EDGAR filing only)