Form 10QSB
period 1997-09-30
MICHIGAN HERITAGE BANCORP INC
filed 1997-10-16
CIK 1027623

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1997
                                      or
[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from ------ to -------

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

At September 30, 1997, there were 1,150,000 shares of Common Stock of the Issuer issued and outstanding.

Transitional Small Business Disclosure Format:    Yes [ ] No [X]

       1                            Part I
                             FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

Michigan Heritage Bancorp, Inc. (the "Company") completed an initial public offering of $11.5 million, consisting of $10.0 million on February 27, 1997, and an additional $1.5 million on March 27, 1997. The offering consisted of
1.15 million shares at $10.00 per share. The net proceeds to the Company, after deducting underwriting fees, were $10.9 million. The consolidated financial statements of the Company include its only subsidiary, Michigan Heritage Bank (the "Bank"). In February 1997, the Bank received regulatory approval to open and began operations on March 10, 1997. The Company had been in a development stage during most of the quarter ended March 31, 1997. The quarter ended September 30, 1997, is the Company's second full quarter of operation. All adjustments which, in the opinion of management, are necessary in order to ensure that the financial statements are not misleading, have been included.

Michigan Heritage Bancorp, Inc.
Consolidated Balance Sheet
September 30, 1997
(Unaudited)
(in thousands)
Assets
  Cash and due from banks, noninterest bearing   $   780
  Interest bearing deposits with banks             1,361
  Federal funds sold                               5,300
                                                   -----
  Cash and cash equivalents                        7,441

  U.S. Treasury and agency securities             11,479
  Other securities and stock                         737
  Total investments                               12,216

  Loans, gross                                    20,296
     Less: allowances for loan losses                265
                                                   -----
     Net loans                                    20,031

  Leasehold improvements, net                         38
  Furniture and equipment, net                       355
                                                   -----
     Total fixed assets                              393

  Other assets                                       290
                                                   -----
     Total assets                                $40,317
                                                  ======
Liabilities and Stockholders' Equity
  Total deposits                                $ 29,779
  Total federal funds borrowed                         0
  Other liabilities                                  343
                                                  ------
     Total liabilities                            30,122
  Stockholders' Equity:
   Preferred stock -- no par value; 500,000
       shares authorized, none issued                  0
   Common stock -- no par value; 4,500,000
       shares authorized, 1,150,000 shares
       issued and outstanding                     10,815
   Retained earnings (deficit)                      (566)
                                                   -----
      Total stockholders' equity                  10,249
                                                  ------
   Total liabilities and stockholders' equity    $40,371
                                                  ======

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Earnings
January 1, 1997 to September 30, 1997 and
July 1, 1997 to September 30, 1997
(Unaudited)
(in thousands)
                                      January 1, 1997        July 1, 1997
                                             to                   to
                                     September 30, 1997   September 30, 1997

                                         -------------       -------------
Operating Income:
   Interest income                         $  979              $  626
   Interest expense                           490                 352
                                              ---                 ---
   Net interest income before allowances
      for loan losses                         489                 274
   Less: allowances for loan losses           265                 132
                                              ---                 ---
   Net interest income after allowances
      for loan losses                         224                 142
   Other income                                 3                   2
                                              ---                 ---
      Total operating income                  227                 144

Other operating expenses:
   Salaries and employee benefits             369                 165
   Occupancy expense                           53                  21
   Equipment expense                           57                  26
   Data processing expense                     18                   6
   Insurance expense                            9                   4
   Advertising/promotion expense               89                  30
   Office supplies and printing expense        19                   7
   Professional fees                           44                  22
   Organization amortization expense           13                   6
   Other expense                               54                  27
                                              ---                 ---
      Total other operating expense           725                 314

Net operating income (loss)                  (498)               (170)

   Provision for federal income taxes           0                   0
                                              ---                 ---
      Net income (loss)                     ($498)              ($170)
                                              ===                 ===
   Number of shares outstanding         1,150,000           1,150,000
   Net income (loss) per share             ($0.43)             ($0.14)
                                             ====                ====

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Cash Flow
January 1, 1997, to September 30, 1997
(Unaudited)

                                               (in thousands)
Operating activities:
  Net loss                                        ($498)
  Adjustments to reconcile net loss to net cash
   provided in operating activities:
     Discount accretion and premium
      amortization of investment securities        (111)
     Provision for loan lo sses                     265
     Depreciation                                    50
     Amortization of organizational costs            13
     Increase in other assets                      (160)
     Increase in other liabilities                  287
                                                   ----
  Net cash provided in operating activities         344

Investing activities:

  Increase in U.S. Treasury and
     agency securities                          (15,312)
  Maturity of U.S. Treasury and
     agency securities                            3,944
  Increase in other securities                     (500)
  Increase in Federal Reserve Bank and
     other stock                                   (237)
  Increase in leasehold improvements, furniture
     and equipment                                 (410)
  Increase in gross loans                       (20,296)
                                                   ----
  Net cash used in investing activities         (32,811)

Financing activities:
  Proceeds from stock offering                   10,815
  Increase in related party loans                    10
  Repayment of related party loans                 (265)
  Increase in deposits                           29,779
                                                 ------
  Net cash provided by financing activities      40,339
                                                 ------
Increase in cash and cash equivalents             7,374

Cash and cash equivalents at December 31, 1996       67
                                                 ------
Cash and cash equivalents at September 30, 1997  $7,441
                                                 ======

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Changes in Stockholders' Equity
January 1, 1997, to September 30, 1997
(Unaudited)

                                    Common       Retained
                       Shares       Stock        Deficit         Total
                       ------       -----        --------        -----
                                      (in thousands)

December 31, 1996           ---         ---        $  (68)       $   (68)

Issuance of Common Stock,
  net of offering costs   1,150      10,815           ---         10,815

Net loss                    ---         ---          (498)          (498)
                          -----      ------          -----        ------
March 31, 1997            1,150     $10,815         $(566)       $10,249
                          =====      ======          ====         ======

Michigan Heritage Bancorp, Inc.
Notes to Financial Statements
September 30, 1997
(Unaudited)

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
                                           Lease Payments
                                           (in thousands)
                      1997                       $11
                      1998                        45
                      1999                        45
                      2000                        45
                      2001                        45
                      2002                        22
                                                 ---
                      Total lease payments      $213
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
                                                  ======

Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)      PLAN OF OPERATION

PRELIMINARY NOTE:   The Company wishes to caution readers not to place undue
reliance on any "forward-looking statements" contained in the following discussion, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events of circumstances after the date of such statements.

ORGANIZATION

The Company was incorporated in 1989 as a Michigan corporation. The Company was inactive from the time of its formation until November 1996. The Bank is organized as a Michigan banking corporation with depository accounts insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The Bank provides a range of commercial and consumer banking services primarily in Oakland and western Wayne Counties, including Novi, Farmington, Farmington Hills, Livonia, Northville, and Northville Township. Those services reflect the Bank's intended strategy of serving small to medium size businesses and individual customers in its market area. The Bank's lending activities are focused initially on commercial equipment financing, and, to a lesser extent, commercial term loans to businesses secured by the assets of the borrower. The Bank originated loans primarily through third party referral sources such as leasing companies and mortgage brokers, many of whom are known to management. The Bank's retail strategy focuses on single-family mortgage loans, home equity loans, and, to a lesser extent, other forms of consumer lending. The Bank is offering ATM cards, competitive rates on various deposit products and plans to offer telebanking in the near future.

MARKET AREA

The Bank's main office is located along the rapidly developing Haggerty Road corridor on the southeast corner of Novi, Michigan. The Bank has leased a former bank branch building that has been renovated by the Bank. The communities that comprise the Bank's primary service area are Novi, Farmington, Farmington Hills, Livonia, Northville, and Northville Township. Management believes these communities have an expanding and diverse economic base, which includes a wide range of small to medium-sized businesses engaged in manufacturing, high technology research and development, computer services and retail. The Bank's secondary service area will be the remaining portion of Oakland County not included within the primary service area. According to information issued by Oakland County, the county is the third wealthiest county in the nation among counties exceeding one million people, with average annual household income more than doubling from $24,700 in 1980 to over $54,400 in 1993. According to estimates of SEMCOG, population in Oakland County is projected to increase from 1,151,000 in 1995 to over 1,192,000 by 2000, an increase of over 3.5 percent.

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

The Bank's results of operations are dependent primarily upon net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Results of operations will also be positively influenced by non-interest income such as fees related to loan sales and loan servicing and service charges associated with customer deposit accounts which includes a full array of demand deposit accounts, money market demand accounts, NOW accounts, savings accounts individual retirement accounts, certificates of deposits, and ATM cards.

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

Cash Requirements

The Company's plan of operation for the next 12 months does not contemplate
the need to raise additional capital funds.   The Company's current cash
projections indicate more than adequate cash balances. As necessary, the Bank will negotiate additional line of credit facilities with national lending institutions to add funding capacity. Management is also establishing a network of banks that can be used to sell or participate a
portion of its loan portfolio.   These techniques will allow the Bank to
service its business relationships, build its own loan portfolio, and generate fee and servicing revenue.

As of September 30, 1997, the Company had $7.4 million in cash and cash equivalents. In addition, all U.S. Treasury and agency securities with an amortized value of $11.479 million at quarter-end are due within the next 7 months. These securities are held to maturity with a quarter-end market value of $11,434 million.

Securities held for sale are primarily Federal Reserve Stock of $237,000 and $500,000 principal amount of short-term, variable rate corporate debt lower floaters guaranteed by First Chicago NBD Bank, with a market value at par. The lower floaters can be put (i.e., sold) at any time.

Product Research and Development

Product development over the next 12 months may involve telebanking and possibly other home banking services, ATM cards, marketing and generating account applications on the Internet, mutual funds, insurance, and other innovative deposit products.

Purchase or Sale of Plant and Equipment

The Company does not anticipate requiring substantial additional equipment over the next 12 months.

Number of Employees

At September 30, 1997, the Company employed ten people on a full-time basis, and one on a part-time basis. Over the next 12 months the Bank expects to add one full-time loan officer and one full-time loan operations person.

(b)   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS

Neither the Company nor the Bank had any operating history before March 10, 1997. Since then, there have only been two full quarters of operations-- April 1, 1997 to June 30, 1997 and July 1, 1997 to September 30, 1997. At September 30, 1997, total assets reached $40.4 million, an increase of 70% over total assets at June 30, 1997. At September 30, 1997, gross loans amounted to $20.3 million, an increase of 105% over June 30, 1997, and deposits grew to $29.8 million, an increase of 132% increase over June 30, 1997.

The net loss year-to-date through September 30, 1997, was $498,000, of which $265,000, or over 53%, is attributable to loan reserve provisions. There have been no loan charge-offs or recoveries to date. The Company is taking a conservative position in allocating 1.31% in loan loss reserves to its total loan portfolio.

The net loss for the quarter ended September 30, 1997, was $170,000, which was $77,000, or 31%, less than the loss for the previous quarter ended June 30, 1997. Of the $170,000 loss, provisions for loan losses amounted to $132,000, or over 77% of the net loss, which is in line with the Company's conservative loan reserve policy of maintaining a minimum of 1.25% in loan loss reserves. The loan provision for the quarter was $4,000 greater than the previous quarter.

Net interest income for the quarter went up $88,000 from the previous quarter, to $274,000, primarily due to volume. Other expenses for the quarter went up only $8,000, or 3%, to $314,000, and other income went up $1,000.

Net loss per share was $0.43 for the year-to-date period ended September 30, 1997. Net loss per share for the quarter was $0.14, as compared to a loss of $0.21 for the previous quarter ended June 30, 1997.

The categories of loans outstanding at September 30, 1997, in dollars and as a percentage of total loans outstanding, are as follows:

   Loan Category            $ in thousands       Percentage of Total Loans
   -------------            --------------       -------------------------
Commercial loans discounted     $15,681                 77.2%
Commercial loans direct           1,764                  8.7%
Lines of credit                     409                  2.0%
Commercial real estate              765                  3.8%
Mortgage, home equity and
  Installment loans               1,677                  8.3%
                                  -----                 -----
         Total Loans             $20,296                100.0%
                                  =====                =====

At September 30, 1997, there were no non-accrual loans and there was only one loan (of less than $20,000) that was 30 to 59 days past due, which represented less than 0.1% of total loans. Payment has since been received from this past due loan prior to the filing of this report. There are no loans 60 or more days past due. There are two loans totaling less than $11,000 on the loan watch list. While both loans in question are current, both have been fully reserved for.

As a result of substantial start-up expenditures incurred by the Company and the Bank and the time the Bank will take to develop its deposit base and loan portfolio, the Company's management expects that the Bank, and thus the Company, will operate at a loss during the start-up period of the Bank. Accordingly, the Company's management expects that neither the Company nor the Bank will be profitable during the first year of operations.

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


DATED:  October 16, 1997

                                 EXHIBIT INDEX

Exhibit No.     Description
27              Financial Data Schedule (EDGAR filing only)