Form 10KSB40
period 1997-12-31
MICHIGAN HERITAGE BANCORP INC
filed 1998-03-31
CIK 1027623

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                       Commission File Number 333-17317

                        MICHIGAN HERITAGE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          Michigan                                   38-3318018
   (State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)

                21211 Haggerty Road, Novi, Michigan 48375-5306
            (Address of principal executive offices with zip code)

                                (248) 380-6590
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:   Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recently completed fiscal year:
$1,926,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 16, 1998, was $14,950,000.

As of March 16, 1998, there were 1,150,000 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format:  Yes [   ]     No [X]

Portions of the registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders to be held April 16, 1998, to the extent expressly so stated herein, are incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS

PART I                                                                      Page

Item 1    Description of Business..........................................    2
Item 2    Description of Properties........................................    6
Item 3    Legal Proceedings................................................    6
Item 4    Submission of Matters to a Vote of Security Holders..............    6

PART II
Item 5    Market for Common Equity and Related Stockholder Matters.........    7
Item 6    Management's Discussion and Analysis or Plan of Operation........    7
Item 7    Financial Statements.............................................   12
Item 8    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.............................................   12

PART III
Item 9    Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a)....................................   13
Item 10   Executive Compensation...........................................   13
Item 11   Security Ownership of Certain Beneficial Owners and Management...   13
Item 12   Certain Relationships and Related Transactions...................   13
Item 13   Exhibits, List and Reports on Form 8-K...........................   13

Signatures.................................................................   31

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

                                     PART I

Item 1.   Description of Business.

General

     Michigan Heritage Bancorp, Inc. (the "Company") was incorporated in 1989 as a Michigan corporation and was inactive from the time of its formation until November 1996. Michigan Heritage Bank, the Company's wholly-owned subsidiary (the "Bank"), is a Michigan banking corporation with depository accounts insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The Bank provides a range of commercial and consumer banking services primarily in Oakland and western Wayne counties, including Novi, Farmington, Farmington Hills, Livonia, Northville, and Northville Township.

     The Bank's present lending activities are primarily focused on commercial equipment financing, and, to a lesser extent, commercial term loans to businesses secured by the assets of the borrower. The Bank originates loans primarily through third party referral sources such as leasing companies and mortgage brokers, many of whom are known to management. The Bank's retail strategy focuses on single-family mortgage loans, home equity loans, and, to a lesser extent, other forms of consumer lending. The Bank offers ATM cards, competitive rates on various deposit products and other attractive products and services. Those services reflect the Bank's intended strategy of serving small- to medium-sized businesses and individual customers in its market area.

     The Bank's main office is located along the rapidly developing Haggerty Road corridor in the southeast corner of Novi, Michigan. The Bank leases and has renovated a former bank branch building. The communities that comprise the Bank's primary service area are Novi, Farmington, Farmington Hills, Livonia, Northville and Northville Township. Management believes these communities have an expanding and diverse economic base, which includes a wide range of small-to medium-sized businesses engaged in manufacturing, high technology research and development, computer services and retail. The Bank's secondary service area is the remaining portions of Oakland County and Wayne County not included within the primary service area.

Lending

     The Bank's lending activities include commercial equipment leases, commercial loans, commercial real estate loans, residential mortgage loans, consumer installment loans, and home equity loans. Loans are placed in a nonaccrual status when, in the opinion of management, uncertainty exists as to the ultimate collection of principal and interest. For the period ended December 31, 1997, no loans were placed in nonaccrual status. At December 31, 1997, there were no significant loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and which, in management's judgment, may result in disclosure of such loans. Furthermore, management is not aware of any potential problem loans which could have a material effect on the Corporation's operating results, liquidity, or capital resources. Management is not aware of any other factors that would cause future net loan charge-offs, in total and by loan category, to significantly differ from those experienced by institutions of similar size. The following table sets forth outstanding loan balances at December 31, 1997, by category of loan.

                                                         Amount
Type of Loan                                     As of December 31, 1997
------------                                     -----------------------
                                                      (in thousands)
     Commercial, financial and agricultural........     $    30,506
     Real estate - construction....................     $         0
     Real estate - mortgage........................     $     1,981
     Installment loans to individuals..............     $       118
     Lease financing...............................     $         0
                                                         ----------
           Total loans.............................     $    32,605

The Bank has made only domestic loans.

     Allowance for Loan Losses. The following table summarizes changes in the allowance for loan and lease losses arising from additions to the allowance which have been charged to expense and selected ratios.

                                                      For the Year Ended
                                                       December 31, 1997
                                                      ------------------
                                                        (in thousands)

Average loans outstanding..........................     $    11,206
Total loans at year end............................     $    32,605
Allowance for loan losses at beginning of period...     $         0
Provision charged to expense.......................     $       467
Allowance for loan losses at end of year...........     $       467
Ratio of net charge-offs during the period to
         average loans outstanding.................            N/A
     Allowance for loan losses as a percentage of
          loans at period end......................            1.43%

     In each accounting period, the allowance for loan and lease losses is adjusted by management to the amount necessary to maintain the allowance at adequate levels. Through its credit department, management will attempt to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the portfolio and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

     The primary risk element considered by management with respect to each installment and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements with respect to commercial loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing periodic financial statements from its commercial loan customers.

     Although management believes that the allowance for loan and lease losses is adequate to absorb losses as they arise, there can be no assurance that the Bank will not sustain losses in any given period which could be substantial in relation to the size of the allowance for loan and lease losses.

Deposits

     The following table summarizes certain information regarding deposits with the Bank.

                                                    March 10, 1997
                                               through December 31, 1997
                                               --------------------------
                                                                Average
     Type of Deposit                           Average Amount  Rate Paid
     ---------------                           --------------  ----------
                                                     (in thousands)
     Noninterest bearing demand deposits....       $   318       0.00%
     Interest bearing demand deposits.......       $ 1,236       3.94%
     Savings deposits.......................       $   157       5.73%
     Time deposits..........................       $15,704       6.08%

The Bank has no foreign banking offices.

Return on Equity and Assets

  The following table contains selected ratios for the Company:

                                                     December 31, 1997
                                                --------------------------
     Return on average total assets.........              (2.30)%
     Return on average equity...............              (7.01)%
     Dividend payout ratio..................                N/A
     Average equity to average assets.......              32.77%

Supervision and Regulation

     The Company is registered as a bank holding company and, as such, is subject to the supervision of and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended ("BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board and is required to file periodic reports of its operations and such additional information as the Federal Reserve Board may require. The Company is also required to file periodic reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission under the federal securities laws.

     In accordance with Federal Reserve Board policy, the Company acts as a source of financial strength to the Bank and is expected to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. In addition, in certain circumstances a Michigan state bank having impaired capital may be required by the Commissioner of the Financial Institutions Bureau of the State of Michigan (the "Commissioner") either to restore the bank's capital by a special assessment upon its shareholders or to initiate the liquidation of the bank.

     The Bank is a Michigan banking corporation, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") under the Bank Insurance Fund. As an FDIC-insured, Michigan-chartered bank, and a member of the Federal Reserve System, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the Federal Reserve Board, as the Bank's primary federal regulator. These agencies and federal and state law extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts and the safety and soundness of banking practices.

     Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC deposit insurance funds, the depositors of the Bank and the public, rather than shareholders of the Bank or the Company.

     Federal law and regulations, including provisions added by the Federal Deposit Insurance Corporation Improvement Act of 1991 and regulations promulgated thereunder, establish supervisory standards applicable to the operation, management and lending activities of the Bank, including internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and loan-to-value ratios for loans secured by real property.

Employees

     At December 31, 1997, the Company employed 11 people on a full-time basis. Over the next 12 months the Bank expects to add at least five full-time employees.

Competition

     The Company and the Bank face strong competition for deposits, loans and other financial services from numerous Michigan and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, equipment leasing companies, insurance companies, mutual funds, and other lending sources and investment alternatives. Some of the financial institutions and financial services organizations with which the Bank will compete are not subject to the same degree of regulation as the Bank. Many of the financial institutions aggressively compete for business in the Bank's market areas. Many of these competitors have been in business for many years, have established customer bases, have substantially higher lending limits than the Bank, are larger and will be able to offer certain services that the Bank does not expect to provide in the foreseeable future, including trust services, and international banking services. In addition, most of these entities have greater capital resources than the Bank, which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than could the Bank. Additionally, recently passed federal legislation regarding interstate branching and banking and legislation affecting the cost of deposit insurance premiums may act to increase competition in the future from larger out-of-state banks and thrift institutions.

Item 2.   Description of Property.

     The Company leases a 3,000 square foot building at 21211 Haggerty Road, Novi, Michigan, for use as the Bank's main office and the Company's headquarters. The lease term extends until June 30, 2002, at an annual rent of $45,000. The building was originally built in 1988 to be a bank branch and has one drive-up window and three drive-up bays. The building has substantial on-site parking. There is one entrance/exit on Haggerty Road as well as a rear exit to Orchard Hill Place. Access to the main office is available to Oakland and Wayne County residents by using I-275, I-96, I-696 and Grand River Avenue. As a condition to entering into the lease, the President of the Bank was required to provide a letter of credit to the landlord which can be drawn on if the Bank terminates the lease prior to the expiration of the lease term.

Item 3.   Legal Proceedings.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     Not applicable.

                                    PART II

Item 5.   Market For Common Stock And Related Stockholder Matters.

     The Company's common stock, which trades under the symbol "MHBC", is principally traded in the over-the-counter market and transactions are reported in the National Association of Securities Dealers reporting system known as the "OTC Bulletin Board". As of March 16, 1998, there were approximately 60 record holders of the Company's Common Stock according to the records maintained by the Company's stock transfer agent. The following table sets forth, for the periods indicated, the range of sales prices as reported on the OTC Bulletin Board for each quarter since the completion of the Company's initial public offering in March 1997:

                                              High    Low
                                             ------  ------

     Fiscal Year Ended December 31, 1997:
       First Quarter ended March 31........  $10.75  $ 9.75
       Second Quarter ended June 30........  $10.75  $ 9.25
       Third Quarter ended September 30....  $13.25  $ 9.25
       Fourth Quarter ended December 31....  $13.00  $10.00

     Since the completion of its public offering, the Company has not paid or declared cash dividends in respect of its Common Stock, and does not expect to pay any cash dividends in the foreseeable future. The Company's ability to pay cash dividends in the future will depend upon its future earnings, results of operations, capital requirements and financial condition and such other factors as the Company's Board of Directors deems relevant.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

     The Company's plan of operation for the next 12 months does not contemplate the need to raise additional capital funds. The Company's current cash projections indicate more than adequate cash balances. The Bank has additional line of credit facilities with national lending institutions to add funding capacity to its existing capital and deposit base. Management has also established a network of banks that can be used to sell or participate a portion of its loan portfolio. These techniques allow the Bank to service its business relationships, build its own loan portfolio, and generate fee and servicing revenue.

     As of December 31, 1997, the Company had $4.6 million in cash and cash equivalents. All U.S. Treasury and agency securities with an amortized value of $8.6 million at year-end are due within the first three-quarters of 1998. These securities are held to maturity with a year-end market value of $8.6 million. Securities available for sale are primarily $5.0 million principal amount of variable rate corporate debt lower floaters guaranteed by First Chicago NBD Bank ($3.5 million) and Comerica Bank ($1.5 million) with a market value at par. The lower floaters can be put (i.e., sold) at any time at par.

     Product development over the next 12 months may involve marketing and generating account applications on the Internet, mutual funds, insurance, and other innovative deposit products. During the next 12 months, the Bank plans to open its second banking office. This branch office will be leased, with leasehold improvements of approximately $30,000. Furniture and equipment purchased for the new location is estimated to be approximately $22,000. The Company is also in the early planning stages to relocate its headquarters sometime in 1999.

Financial Condition and Results of Operations

     The following discussion addresses material factors affecting the financial condition and operating results of the Company. This discussion should be read in conjunction with the audited financial statements, footnotes and supplemental financial data presented elsewhere in this report.

     The Company was a development stage company during 1996 and until March 10, 1997, when it completed an initial public offering of common stock and received $11.5 million in capital (before deducting offering expenses). On March 10, 1997, the Bank opened for business. The Company reported a loss of $602,000 for 1997 as compared to a loss of $68,000 in 1996. During 1996, the Company earned $1,000 in interest income and incurred $69,000 in operating expenses due to being in the development stage. In 1997, the Bank was in operation for less than 10 months. During this time period, the expense incurred to establish the Bank's loan loss reserve amounted to $467,000, which represented over 77% of the net loss for 1997.

     Quarterly net losses for 1997 were: $81,000 for the first quarter, which represented 16 business days of Bank operation, $247,000 for the second quarter, $170,000 for the third quarter, and $104,000 for the fourth quarter (which included $202,000 expense for the loan loss provision). Historically, de novo banks break even from between 18 to 24 months after commencing operations. If the current trend continues, management expects that the Bank will break even during the first quarter of 1998, which will be its fourth full quarter of operations. This is attributable directly to controlled growth of both deposit and loan portfolios coupled with lower than average overhead expense.

     The Bank is maintaining its loan loss reserve at not less than 1.25% of loans outstanding. In addition, during the fourth quarter of 1997, the Bank provided an additional $50,000 to the loan loss reserve in order to provide a more conservative position for loan reserves. There were no loan charge-offs during 1997. The year-end allowance for loan losses of $467,000 is 1.43% of total loans, which management believes to be more than adequate relative to the overall quality of the loan portfolio. There are no non-accrual loans or loans classified as substandard or below, except for one consumer loan less than $9,000 classified as doubtful, which has been fully reserved for.

     The Company's total assets at December 31, 1997, amounted to $51.4 million, compared to $0.2 million at December 31, 1996. This increase was due to the receipt of the net proceeds from the Company's initial public offering in February and March 1997 and over $40 million in deposits. These funds were invested primarily in loans, which totaled $32.6 million at year end, and other investments and cash and due from banks, which totaled $18.4 million at year end. Approximately $384,000 was invested in bank premises and equipment.

     The Bank's loan portfolio at the end of 1997 consisted of approximately 76% discounted loans (i.e., leases originating from known third party sources which are discounted and booked as commercial loans on the Bank's books), 12% direct commercial loans, 3% commercial real estate loans, 3% lines of credit loans and 6% residential mortgages and home equity loans. The loans were funded primarily by deposits consisting mostly of certificates of deposit, which represented over 92% of total deposits at year end. Additional loan information can be found elsewhere in this report in Note 3 of the Notes to Consolidated Financial Statements.

     The largest source of the Company's revenue is net interest income. Net interest income is the spread between interest income on loans and investments and interest expense on deposits and borrowed funds. Two statistics used to measure net interest income are (1) net interest spread and (2) net interest margin. Net interest spread is the difference between the average yield on interest-earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin is expressed as net interest income divided by average interest-earning assets. Net interest margin is greater than net interest spread due to the interest income earned on interest-earning assets funded by non-interest-bearing liabilities such as non-interest bearing demand deposits, escrow accounts and stockholders' equity.

     An analysis of the Company's change in net interest income is presented in Table 1. Net interest income for 1996 was $1,000 due to the Company being in a development stage. Consequently, the change in net interest income came primarily from a mix of both volume and yield/rate changes as indicated in Table
2. Loan fee income included in loan interest income was $82 thousand for 1997.

Table 1
Consolidated Average Balance Sheets and Analysis of Net Interest Income (Taxable Equivalent Basis)

                                                             For the Years Ended December 31
                                                           1997                           1996
                                             ------------------------------  ------------------------------
                                                        Interest   Average              Interest   Average
                                               Average   Paid or   Yield/      Average   Paid or   Yield/
                                               Balance   Earned     Rate       Balance   Earned     Rate
                                             ------------------------------  ------------------------------
                                                                     (in thousands)
Assets
 Interest bearing balance in other banks....  $ 1,734   $  103     5.94%        $ 25     $1        4.00%
 Federal funds sold.........................    3,868      211     5.46%          --     --          --
 Taxable investment securities..............    8,278      474     5.73%          --     --          --
 Loans......................................   16,206    1,132    10.10%          --     --
                                              -------   ------    -----         ----   ----
  Total earning assets......................   25,086    1,920     7.65%          25      1        4.00%
 Cash and due from banks....................      676                              9
 Allowance for loan losses..................     (131)                            --
 Other assets...............................      589                             38
                                              -------                            ---
  Total assets..............................  $26,220                           $122
                                              =======                           ====

Liabilities and Stockholders' Equity
 Interest on checking and money
  market deposit accounts...................  $ 1,236   $   61     4.94%        $ --    $--          --
 Savings deposits...........................      157        9     5.73%          --     --          --
 Other time deposits less than $100,000.....   10,134      615     6.07%          --     --          --

 Time deposits $100,000 and greater.....................       5,570             339       6.09%              -         -       -
                                                              ------           -----       ----
 Total interest bearing liabilities.....................      17,097           1,024       5.99%              -         -       -

 Other deposits, non-interest bearing...................         291               -          -               -         -       -
 Other liabilities......................................         241               -          -             156         -       -
 Stockholders' equity...................................       8,591               -          -             (34)        -       -
                                                             -------                                     ------
  Total liabilities and
    stockholders' equity................................     $26,220                                     $  122
                                                             =======                                     ======

Net interest income.....................................                     $   896                               $    1
                                                                             =======                               ======
Net interest rate spread................................                        1.66%                                4.00%
Net interest rate margin................................                        3.57%                                4.00%
Interest-bearing assets as a percentage
 of interest-bearing liabilities........................                         147%                                 n/a
Net income after taxes..................................                     $  (602)                              $  (68)

Table 2

Analysis of Net Interest Income Changes (Taxable Equivalent Basis)

                                                                          1997 Compared to 1996
                                                             ------------------------------------------------
                                                                                       Volume and
                                                              Volume     Yield/Rate  Yield/Rate Mix    Total
                                                             ------------------------------------------------
                                                                             (in thousands)
Increase (decrease) in interest income
 Interest bearing balances in other banks...............     $    --       $   --        $  102       $  102
 Federal funds sold.....................................          --           --           211          211
 Taxable investment securities..........................          --           --           474          474
 Loans..................................................          --           --         1,132        1,132
                                                             -------       ------        ------       ------
     Change in total interest income....................          --           --         1,919        1,919

Increase (decrease) in interest expense
 Interest on checking and money
  market accounts.......................................          --           --            61           61
 Savings deposits.......................................          --           --             9            9
 Other time deposits less than $100,000.................          --           --           615          615
 Time deposits $100,000 and greater.....................          --           --           339          339
                                                             -------       ------        ------       ------
  Change in total interest expense......................          --           --         1,024        1,024
                                                             -------       ------        ------       ------
  Change in net interest income.........................     $    --       $   --        $  895       $  895
                                                             =======       ======        ======       ======

     The average yield on interest-earning assets of 7.65% was affected by the average mix of more short-term investments (Table 3) with lower yields as compared to higher yielding loans since commencing Bank operations in March 1997. The 5.99% average rate incurred on interest-bearing liabilities reflects slightly higher market rates being paid on certificates of deposit (Table 4). These higher rates were paid to attract new depositors since the Bank was new. The Bank currently does not have an extensive branch network to draw deposits, which creates additional pressure to pay higher rates to attract customers.

Table 3

Consolidated Investment Maturity Analysis (Taxable Equivalent Basis)

                                                   As of December 31, 1997
                             Held to Maturity        Available for  Sale
                             ----------------------------------------------------------------------
                             U.S. Treasury and
                             other government
                             agencies and                                     Federal Reserve
                             corporations           Corporate bonds (a)        Bank Stock(b)
                             ------------           -------------------       ----------------
                              Book Value  Yield     Book Value    Yield          Book Value
                              ----------------------------------------------------------------
                                                   (dollars in thousands)
Due in one year or less....     $8,565    5.83%       $   --          --            $ --
Due after one year
  through five years.......         --       --           --         --%              --
Due after five years
  through ten years........         --       --        2,000       5.99%             236
Due after ten years........         --       --        3,000       5.95%              --
                                ------    -----       ------       -----            ----
   Total...................     $8,565    5.83%       $5,000       5.97%            $236
                                ======    =====       ======       =====            ====
-------------

(a) All of the corporate bonds included above are variable rate "lower floater" securities priced weekly. First Chicago NBD is an additional obligor for $3,500 of the above corporate bonds and Comerica Bank is an additional obligor for the remaining $1,500 corporate bonds.
(b) The dividend yield on Federal Reserve Bank Stock has historically been 6.00%.


Table 4
Consolidated Time Certificates of Deposit Maturity Analysis

                                                  As of December 31, 1997
                                                  Under            $100,000
                                                 $100,000           and over
                                                 --------          ---------
                                                        (in thousands)
     Due in three months or less................  $  5,974         $  3,246
     Due over three months through six months...     6,791            3,859
     Due over six months through twelve months..     9,633            3,349
     Due over twelve months.....................     4,679              802
                                                  --------         --------
          Total.................................  $ 27,077         $ 11,256
                                                  ========         ========

     Non-interest income for 1997 of $6,000 was primarily service charges on deposit accounts and float income from an outside vendor for cashiers checks sold. There was no non-interest income for 1996.

     Non-interest expense for 1997 of $1.04 million was an increase of $968,000 from 1996. Salaries and employee benefits increased $468,000 due to 10 additional paid staff members being added during 1997 for a total of 11 full-time equivalent employees at the end of 1997. There was one full-time equivalent staff member paid in 1996. Marketing, public relations and other promotional expense was $112,000 in total for 1997 due to the Bank opening for business in 1997.

     The Company remained very liquid throughout 1997. As of December 31, 1997, there were $2.6 million in Federal funds sold, $1.8 million in interest-bearing balances in other banks, which is immediately accessible, and $5.0 million in other corporate notes (lower floaters) held for sale, which can be redeemed at par at any time. In addition, $7.0 million book value of U.S. Treasuries and other U.S. government agencies and corporations mature in February, 1998. The Bank has also proven its ability to attract deposits, building a stable deposit base from which to fund loans.

     Total capital for the Company at the end of 1997, which consists primarily of stockholders' equity and the allowance for loan losses, was $10.6 million, which represents a total capital-to risk-weighted assets ratio of 29.1%. Applicable regulations define well-capitalized levels for total capital as 10.0% or more. Additional information concerning capital is found in Note 14 of the Notes to Consolidated Financial Statements.

     The Bank, being a new business, is not burdened with older computer systems to update. The recently acquired systems are primarily Year 2000 ("Y2K") compliant. One "Mission Critical" component not yet Y2K compliant involves a service provider who has been making progress towards becoming Y2K compliant. The Bank fully expects the service provider to be Y2K compliant sometime during 1998. However, in the unlikely event the service provider is not Y2K compliant by October 31, 1998, the Bank will pursue other similar service providers who are already Y2K compliant. The cost to become fully Y2K compliant for both the Company and the Bank is not material. In addition, the Bank is communicating with both vendors and appropriate customers concerning the Y2K compliance issue to help ensure their smooth transition into the next century.

Item 7.   Financial Statements.

     The consolidated financial statements of the Company and its subsidiary, together with the report thereon of Plante & Moran, LLP, included in this report under this Item are listed under Item 13 of this report, and can be found beginning on page 15. No supplementary financial statement schedules are required to be filed with this report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The information required by this Item is included in the Proxy Statement under the captions "Information About Directors and Nominees as Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is hereby incorporated herein by reference.

Item 10.  Executive Compensation.

     The information required by this Item is included in the Proxy Statement under the caption "Compensation of Executive Officers" and is hereby incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners And Management.

     The information required by this Item is included in the Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management" and is hereby incorporated herein by reference.

Item 12.  Certain Relationships And Related Transactions.

     The information required by this Item is included in the Proxy Statement under the caption "Related Party Transactions" and is hereby incorporated herein by reference.

Item 13.  Exhibits, List and Reports on Form 8-K.

(a) The following financial statements and financial statement schedules are filed with this report:


                                                                       Page
1.    Financial Statements:                                           Number
                                                                      ------
      Report of Independent Auditors..................................... 15
      Consolidated Balance Sheets at December 31, 1997 and 1996.......... 16
      Consolidated Statements of Changes in Stockholders' Equity
        for the years ended December 31, 1997 and 1996................... 17
      Consolidated Statements of Operations for the years ended
        December 31, 1997 and 1996....................................... 18
      Consolidated Statements of Cash Flows for the years ended
        December 31, 1997 and 1996....................................... 19
      Notes to Consolidated Financial Statements......................... 20

2.   Financial Statement Schedules:  None

(b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c) The Exhibits required to be filed as part of this Form 10-K are the following:

Exhibit No.    Description
-----------    -----------

3.1 Restated Articles of Incorporation, as amended to date (previously filed as Exhibit No. 3.1 to the Registrant's Form SB-2 Registration Statement, File No. 333-17317, and incorporated herein by reference)

3.2 Bylaws, as amended to date (previously filed as Exhibit No. 3.2 to the Registrant's Form SB-2 Registration Statement, File No. 333-17317, and incorporated herein by reference)

10.1* Michigan Heritage Bancorp, Inc. 1997 Non-Employee Director Stock Option Plan (previously filed as Exhibit No. 10.1 to the Registrant's Form SB-2 Registration Statement, File No. 333-17317, and incorporated herein by reference)

10.2* Michigan Heritage Bancorp, Inc. 1997 Employee Stock Option Plan (previously filed as Exhibit No. 10.2 to the Registrant's Form SB-2 Registration Statement, File No. 333-17317, and incorporated herein by reference )


11             Computation of Per Share Earnings (filed herewith)

27             Financial Data Schedule (EDGAR filing only)(filed herewith)
-------------
*  Management contract or compensatory plan or arrangement.

Report of Independent Auditors

To the Board of Directors and Stockholders
Michigan Heritage Bancorp, Inc.

We have audited the consolidated balance sheet of Michigan Heritage Bancorp, Inc., and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of changes in stockholders' equity, operations and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michigan Heritage Bancorp, Inc., and subsidiary as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/S/ PLANTE & MORAN, LLP

Plante & Moran, LLP
Bloomfield Hills, Michigan
January 20, 1998

Michigan Heritage Bancorp, Inc.
Consolidated Balance Sheet

                                                               December 31
                                                             1997       1996
                                                             ----       ----
                                                             (in thousands)
ASSETS
Cash and Cash Equivalents
 Cash and due from banks.................................   $   283     $ 67
 Federal funds sold......................................     2,600       --
 Interest-bearing deposits with other banks..............     1,764       --
                                                            -------     ----
  Total cash and cash equivalents........................     4,647       67
Investment Securities to be Held to Maturity (Note 2)....     8,565       --
Securities Available for Sale (Note 2)...................     5,236       --
Loans (Note 3)
 Commercial..............................................    30,506       --
 Real estate.............................................     1,703       --
 Installment.............................................       118       --
 Home equity.............................................       278       --
                                                            -------     ----
  Total loans............................................    32,605       --
Less allowance for loan losses...........................      (467)      --
                                                            -------     ----
  Net loans..............................................    32,138       --
Bank Premises and Equipment (Note 5).....................       384       33
Interest Receivable and Other Assets.....................       468      144
                                                            -------     ----
  Total Assets...........................................   $51,438     $244
                                                            =======     ====

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
 Deposits (Note 6)
  Interest-bearing.......................................   $40,403     $ --
  Non-interest bearing...................................       325       --
                                                            -------     ----
   Total deposits........................................    40,728       --
Related party notes payable (Note 7).....................        --      255
Interest payable and other liabilities...................       565       57
                                                            -------     ----
   Total liabilities.....................................    41,293      312
Stockholders' Equity (Deficit)
 Preferred stock - No par value:
  Authorized - 500,000 shares
  Issued and outstanding - None
 Common stock - No par value
  Authorized - 4,500,000 shares
  Issued and outstanding - 1,150,000
  in 1997 and 1 share in 1996............................    10,815       --
 Accumulated deficit.....................................      (670)     (68)
                                                            -------     ----
   Total stockholders' equity (deficit)..................    10,145      (68)
                                                            -------     ----
   Total liabilities and stockholders' equity (deficit)..   $51,438     $244
                                                            =======     ====

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Changes in Stockholders' Equity

                                Common Shares  Capital  Accumulated
                                 Outstanding    Stock     Deficit   Total
                                 -----------    -----     -------   -----
                                           (dollars in thousands)

Balance - Inception..........           --     $    --    $  --    $    --
Issuance of common stock.....            1          --       --         --
  Net loss...................           --          --      (68)       (68)
                                 ---------    --------    -----    -------
Balance - December 31, 1996..            1          --      (68)       (68)

Public stock offering........    1,150,000      11,500       --     11,500

Retirement of initial share..           (1)         --       --         --
Stock offering costs.........           --        (685)      --       (685)
  Net loss...................           --          --     (602)      (602)
                                 ---------    --------    -----    -------
Balance - December 31, 1997..    1,150,000     $10,815    $(670)   $10,145
                                 =========    ========    =====    =======

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Operations

                                                         December 31
                                                        1997     1996
                                                        ----     ----
                                                        (in thousands)

Interest Income
Interest and fees on loans..........................   $1,132   $  --
Interest and dividends on investments-taxable.......      474      --
Interest on federal funds sold......................      211      --
Interest on deposits with other banks...............      103       1
                                                       ------   -----
     Total interest income..........................    1,920       1
Interest Expense - Interest on deposits.............    1,024      --
                                                       ------   -----
     Total interest expense.........................    1,024      --
                                                       ------   -----
Interest Income - Before provision for loan losses..      896       1
Provision for Loan Losses (Note 4)..................      467      --
                                                       ------   -----
Net Interest Income After Provision.................      429       1

Other Income - Service charges on deposit accounts..        6      --
                                                       ------   -----
     Total other income.............................        6      --

Other Expenses
Salaries and employee benefits (Note 11)............      511      43
Occupancy of bank premises..........................       73      14
Processing..........................................       26      --
Supplies............................................       23      --
Marketing...........................................      112      --
Equipment expense...................................       86      --
Professional fees...................................       72      --
Amortization........................................       78      --
Other expenses......................................       56      12
                                                       ------   -----
     Total other expenses...........................    1,037      69
                                                       ------   -----
Income (Loss) - Before federal income taxes.........     (602)    (68)
Federal Income Taxes (Note 8).......................       --      --
                                                       ------   -----
Net Loss............................................   $ (602)  $ (68)
                                                       ======   =====

Net Loss Per Share (Note 15)........................   $(0.63)
                                                       ======
Supplemental Per Share Information - Net loss
  per share (Note 15)...............................   $(0.52)
                                                       ======

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Cash Flows

                                                           December 31
                                                         1997       1996
                                                         ----       ----
                                                         (in thousands)

Cash Flows from Operating Activities
Net loss.............................................  $   (602)   $ (68)
Adjustments to reconcile net loss to net cash
from operating activities:
  Depreciation and amortization......................        73       --
  Provision for loan losses..........................       467       --
  Amortization and accretion of securities...........      (253)      --
  Changes in assets and liabilities:
     Accrued interest receivable and other assets....      (324)    (144)
     Accrued interest payable and other liabilities..       508       57
                                                       --------    -----
       Net cash used in operating activities.........      (131)    (155)

Cash Flows from Investing Activities
Purchase of available-for-sale securities............    (5,236)      --
Proceeds from maturities of held-to-maturity
  securities.........................................     7,600       --
Purchase of held-to-maturity securities..............   (15,912)      --
Increase in loans....................................   (32,605)      --
Premises and equipment expenditures..................      (424)     (33)
                                                       --------    -----
       Net cash used in investing activities.........   (46,577)     (33)

Cash Flows from Financing Activities
Net increase in interest-bearing and non-interest-
  bearing demand accounts............................     2,395       --
Net increase in time certificates....................    38,333       --
Proceeds from related party notes payable............        10      255
Payments on related party notes payable..............      (265)      --
Proceeds from public stock offering..................    10,815       --
                                                       --------    -----
       Net cash provided by financing activities.....    51,288      255
                                                       --------    -----

Net Increase in Cash and Cash Equivalents............     4,580       67
                                                       --------    -----

Cash and Cash Equivalents - Beginning of year........        67       --
                                                       --------    -----

Cash and Cash Equivalents - End of year..............  $  4,647    $  67
                                                       ========    =====

Supplemental Cash Flow Information -
  Cash paid for interest.............................  $    642    $  --

Michigan Heritage Bancorp, Inc.
Notes to Consolidated Financial Statements

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Michigan Heritage Bancorp, Inc. (the "Corporation") was incorporated in 1989, but remained dormant until 1996. The Corporation became active to operate a new bank, Michigan Heritage Bank (the "Bank") in Novi, Michigan. The Corporation raised funds through a public stock offering in February 1997 and began operations in March 1997.

  Basis of Presentation - The accounting and reporting policies of Michigan Heritage Bancorp, Inc. and its subsidiary conform to generally accepted accounting principles. Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions. The 000s have been omitted in tabular presentations.

  Principles of Consolidation - The consolidated financial statements include the accounts of Michigan Heritage Bancorp, Inc. and its wholly owned subsidiary Michigan Heritage Bank. All significant intercompany accounts and transactions have been eliminated upon consolidation.

  Nature of Operations - Michigan Heritage Bank conducts full-service commercial and consumer banking and provides other financial products and services through its main office to communities in Wayne and Oakland counties. The Bank has a lending concentration to companies who operate hospitals. Loans to these companies were 16% of total loans at December 31, 1997.

  Cash Equivalents - Cash equivalents include cash on hand and amounts due from banks.

  Securities - Securities are classified as held to maturity when management has the intent and ability to hold to maturity. Held-to-maturity securities are reported at amortized cost. All other securities are classified as available-for-sale securities and are reported at fair value with unrealized gains and losses, net of related deferred income taxes, included in stockholders' equity.

  Loan Interest and Fee Income - Loans are generally reported at the principal amount outstanding. Nonrefundable loan origination fees and certain direct loan origination costs are immaterial and are included in the consolidated statement of operations in the period the loan is recorded. Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid interest accrued in reversed.
Interest accruals are generally resumed when all delinquent principal and/or interest has been brought current or the loan becomes both well-secured and int he process of collection.

  Allowance for Possible Loan Losses - The allowance for possible loan losses is maintained at a level considered by management to be adequate to absorb losses inherent in existing loans and loan commitments. The adequacy of the allowance is based on evaluations that take into consideration such factors as prior loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific impaired or problem loans and commitments, and current and anticipated economic conditions that may affect the borrower's ability to pay.

  Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation, computed on the straight-line method, is charged to operations over the useful lives of the properties. Leasehold improvements are amortized over the terms of their respective leases or the estimated useful lives of the improvements, whichever is shorter.

  Earnings Per Share - Earnings per share, computed using SFAS 128, Earnings Per Share, is based on the weighted average number of shares outstanding in each period. The effects of unexercised stock options are not dilutive and have not been considered.

  Stock Options - The Corporation has two stock option plans (see Note 10). Options granted are accounted for using the intrinsic value method, under which compensation expense is recorded at the amount by which the market price of the underlying stock at the grant date exceeds the exercise price of an option. Under the Corporation's plans, the exercise price on all of the options granted equals or exceeds the fair value of the stock at the grant date. Accordingly, no compensation cost is recorded as a result of stock options awarded under the plans.

NOTE 2 -- SECURITIES

  The amortized cost and estimated market value of investment securities are as follows at December 31, 1997:

                                                 Gross       Gross     Estimated
                                    Amortized  Unrealized  Unrealized    Market
                                      Cost       Gains       Gains        Value
                                    --------------------------------------------
Held-to-maturity securities:
  U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies.......     $8,565    $  2        $  2         $8,565

Available-for-sale securities:
  Corporate bonds.................     $5,236    $ --        $ --         $5,236


     The amortized cost and estimated market value of securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                     Held-to-Maturity     Available-for-Sale
                                     ---------------------------------------
                                     Estimated  Estimated
                                     Amortized   Market   Amortized   Market
                                       Cost       Value      Cost      Value
                                     ---------------------------------------

Due in one year or less:...........     $8,565     $8,565  $  236    $  236
Due after one year through
 five years........................         --         --      --        --
Due after five years
 through ten years.................         --         --   2,000     2,000
Due after ten years................         --         --   3,000     3,000
                                     ---------  ---------  ------    ------
     Total.........................     $8,565     $8,565  $5,236    $5,236
                                     =========  =========  ======    ======

  Securities having a carrying and market value of $3,008 and $3,007, respectively, were pledged at December 31, 1997 for purposes required by law.

NOTE 3 -- LOANS

  No directors or executive officers of the Corporation were loan customers of the subsidiary bank during 1997.

  Final loan maturities and rate sensitivity of the loan portfolio at December 31, 1997 are as follows:

                                  Within One     One to    After Five
                                     Year      Five Years    Years      Total
                                  ---------------------------------------------
  Commercial......................  $  9,994      $20,176        $336  $30,506
  Real estate.....................        23        1,302         378    1,703
  Installment.....................        37           81          --      118
  Home equity.....................        25          128         125      278
                                    --------      -------  ----------  -------
   Total..........................  $ 10,079      $21,687        $839  $32,605
                                    ========      =======  ==========  =======

  Loans at fixed interest rates...  $  9,314      $21,183        $714  $31,211
  Loans at variable interest
   rates..........................       765          504         125    1,394
                                    --------      -------  ----------  -------
   Total..........................  $ 10,079      $21,687        $839  $32,605
                                    ========      =======  ==========  =======

NOTE 4 -- ALLOWANCE FOR POSSIBLE LOAN LOSSES

 A summary of the activity in the allowance for possible loan losses is as follows:

                                                1997           1996
                                                ----           ----
Balance - Beginning of year............       $   --          $  --
Provision charged to operations........          487             --
Loan losses............................           --             --
Loan loss recoveries...................           --             --
                                              ------          -----
Balance - End of year..................       $  487          $  --
                                              ======          =====
As a percentage of total loans.........         1.43%            --%

The Corporation considers a loan impaired when it is probable that all interest and principal will not be collected in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced rate loans (with the exception of residential mortgages and consumer loans) are considered impaired. The Corporation had no loans classified as impaired during the year ended December 31, 1997.

NOTE 5 -- BANK PREMISES AND  EQUIPMENT

 Bank premises and equipment at December 31, 1997 and 1996 consisted of the following:

                                                        1997        1996
                                                        ----        ----
Buildings and improvements......................     $     42     $     --
Furniture and equipment.........................          415           33
                                                     --------     --------
 Total..........................................          457           33
Less accumulated depreciation...................           73           --
                                                     --------     --------
 Net carrying amount............................     $    384     $     33
                                                     ========     ========

NOTE 6 -- DEPOSITS

 The following is a summary of the distribution of deposits at December 31, 1997 and 1996:
                                                        1997        1996
                                                        ----        ----
Noninterest-bearing:
 Demand.........................................     $    325      $    --
                                                     ========     ========

Interest-bearing:
 NOW accounts...................................     $    981      $    --
 Savings........................................          111           --
 Money market demand............................          978           --
 Time:
  $100,000 and over.............................       11,256           --
  Under $100,000................................       27,077           --
                                                     --------     --------
   Total interest-bearing.......................     $ 40,403      $    --
                                                     ========     ========

 The remaining maturities of time deposits at December 31, 1997 were as follows:

                                                      Under       $100,000
                                                     $100,000     and Over
                                                     --------     --------
   1998.........................................     $ 22,398     $ 10,454
   1999.........................................        3,178          600
   2000.........................................        1,402          202
   2001.........................................           99           --
                                                     --------     --------
                   Total........................     $ 27,077     $ 11,256
                                                     ========     ========
NOTE 7 -- NOTES PAYABLE - RELATED PARTIES

     Noninterest-bearing demand notes payable in the amount of $255,000 were outstanding to the Corporation's organizers at December 31, 1996. These notes were paid in 1997.

NOTE 8 -- INCOME TAXES

     Michigan Heritage Bancorp, Inc. and its subsidiary file a consolidated federal income tax return. The Corporation has net operating loss carryforward of approximately $183,000 generated during the period from January 1, 1996 (and since inception) to December 31, 1997 that are available to reduce future taxable income through the years ending 2012. The deferred tax asset generated by that loss carryforward has been offset with a valuation allowance since the Corporation does not have a history of earnings.

     Deferred income taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Corporation's assets and liabilities. The source of such temporary differences and the resulting net tax expense are as follows:

                                                      1997          1996
                                                      ----          ----
     Net operating loss carryforward.............   $ (62)         $  --
     Provisions for loan loss....................    (145)            --
     Start-up costs..............................     (13)          (21)
     Accretion...................................       14            --
     Original issue discount.....................        5            --
     Other.......................................      (3)            --
     Increase in valuation allowance.............      204            21
                                                      -----         ----
       Total deferred income tax expense.........    $  --         $  --
                                                      =====         ====

The temporary differences that comprise deferred tax assets and liabilities at December 31, 1997 are as follows:
                                                 1997               1996
                                                -----               ----
     Deferred tax assets:
       Net operating loss carryforward........  $  62              $  --
       Provision for loan loss................    145                 --
       Start-up costs.........................     34                 21
       Other..................................      3                 --
                                                -----               ----
              Total deferred tax assets.......    244                 21
                                                -----               ----
     Valuation allowance for
       deferred tax assets....................   (225)              (21)

      Deferred tax liability:
       Accretion..............................    (14)                --
       Original issue discount................     (5)                --
                                                -----              -----
          Total deferred tax liabilities......    (19)                --
                                                -----              -----
          Net deferred tax asset..............  $  --              $  --
                                                =====              =====

NOTE 9 -- OPERATING LEASE

     In September 1996, the Corporation entered into a lease commitment for an office building through June 30, 2002. The future minimum lease payments are as follows:



          1998................................  $ 45,000
          1999................................    45,000
          2000................................    45,000
          2001................................    45,000
          2002................................    22,500
                                                --------
                        Total.................  $202,500
                                                ========

NOTE 10 -- STOCK OPTION PLANS

     The Corporation has two stock option plans. Under the nonemployee plan, a maximum of 60,000 options to purchase share may be granted at prices not less than 100% of the fair market value at the grant date of the option. Under the employee plan, a maximum of 40,000 options to purchase shares may be granted at prices not less than 100% of the fair market value at the grant date of the option. The options are exercisable at the date they are granted.

     In 1997, options to purchase a total of 51,000 shares were granted under the non-employee plan. They have a price of $10 per share and expire in March 2004. Also in 1997, options to purchase a total of 34,000 shares were granted under the employee plan. They have a price of $10 per share and expire in March 2007. All options under both option plans were outstanding at December 31, 1997.

     The Corporation has estimated the fair value of the options issued in 1997 at $3-4 per share using the Black Scholes Option Value method. If the Bank had elected to use the fair value method of accounting for options, which recognizes compensation costs based on the fair value of the options at the grant date, the net loss and loss per share on a pro forma basis would have been as follows for the year ended December 31, 1997:

     Net loss                     As reported                   $(602)
                                  Pro forma                      (874)
     Net loss per share (Note 15) As reported                   (0.63)
                                  Pro forma                     (0.91)

NOTE 11 -- EMPLOYEE BENEFIT PLANS

     The Bank has a 401(k) plan that is a defined contribution savings plan for employees. Employer contributions are discretionary and are determined annually by the Board of Directors. There were no employer contributions during the year ended December 31, 1997.

NOTE 12 -- FINANCIAL INSTRUMENTS

     Fair Value of Financial Instruments - The carrying amount and estimated fair value of financial instruments are presented below. Certain assets, the most significant being premises and equipment, do not meet the definition of a financial instrument and are excluded from this disclosure. Similarly, deposit base and other customer relationship intangibles are not considered financial instruments and are not discussed below. Accordingly, this fair value information is not intended to, and does not, represent the underlying value. Many of the assets and liabilities subject to disclosure requirement are not actively traded, requiring fair value to be estimated by management. These estimates necessarily involve the use of judgment about a wide variety of factors, including but not limited to, relevancy of market prices of comparable instruments, expected future cash flows and appropriate discount rates.

                                          1997                  1996
                                  --------------------  --------------------
                                  Carrying  Estimated   Carrying  Estimated
                                   Amount   Fair Value   Amount   Fair Value
                                  ------------------------------------------
                                                (in thousands)
Assets:
 Cash and equivalents...........   $ 4,647     $ 4,647     $  67        $ 67
 Securities.....................    13,801      13,801        --          --
 Loans..........................    32,605      32,790        --          --
 Other..........................       304         304        --          --

Liabilities:
 Deposits.......................    40,728      40,830        --          --
 Other..........................       382         382       312         312

     The term and short-term nature of certain assets and liabilities result in their carrying value approximating fair value. These include cash and due from banks, interest-bearing deposits in banks, federal funds sold and accrued interest receivable and payable. The following methods and assumptions were used by Michigan Heritage Bancorp, Inc. to estimate the fair value of the remaining classes of financial instruments:

     Securities are valued based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     For variable rate loans that reprice frequently, fair values are based on carrying amounts, as adjusted for estimated credit losses. The fair value for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     The fair value of demand deposits, savings accounts and money market deposits are, by definition, equal to the amount payable on demand. The fair values of fixed rate time deposits are estimated by discounting cash flows using interest rates currently being offered on certificates with similar maturities.

     The fair value of loan commitments and standby letters of credit, valued on the basis of fees currently charged for commitments for similar loan terms to new borrowers with similar credit profiles, is not considered material.

     Off-balance-sheet items - The Bank is party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and financial guarantees.
These instruments involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the consolidated balance sheet.

     Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee. Fees from issuing these commitments to extend credit are recognized over the period to maturity. Since a portion of the commitments is expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements.

     The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer.

     Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitment to extend credit and financial guarantees written is represented by the contractual notional amount of those items. The Bank generally requires collateral to support such financial instruments in excess of the contractual notional amount of those instruments.

     The Bank had outstanding loan origination commitments and guarantees written aggregating $12,425,000 at December 31, 1997, on which $3,901,000 in loans was outstanding at year end and was included in the balance sheet.

NOTE 13 -- RESTRICTIONS ON DIVIDENDS

     Dividends paid by the Corporation would be provided by dividends from its subsidiary bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Bank's respective primary regulator is required for the Corporation's subsidiary bank to pay dividends in excess of regulatory limitations.

NOTE 14 -- REGULATORY MATTERS

     The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.

     For 1997, since the Bank is considered a de novo or start-up bank, the minimum total capital ratio is 9.0%. Normally, to be considered adequately capitalized, the total capital ratio is 8.0%. As of December 31, 1997, the most recent notification from the Federal Reserve Bank categorized the Bank as well-capitalized under the regulatory framework. The regulations define well-capitalized levels of total capital, Tier 1 and Tier 1 leverage as 10.0%, 6.0% and 5.0%, respectively. There are no conditions or events since that notification that management believes have changed the Michigan Heritage Bancorp, Inc. capital category.

     Capital and risk-based capital and leverage ratios for the Corporation and its subsidiary at December 31, 1997 are shown below:

                                                    Amounts  Ratio
                                                    -------  ------
Total Capital (to Risk-weighted Assets):
  Michigan Heritage Bancorp, Inc. (consolidated)..  $10,601   29.1%
  Michigan Heritage Bank..........................  $ 7,614   21.0%

Tier 1 Capital (to Risk-weighted Assets):
  Michigan Heritage Bancorp, Inc. (consolidated)..  $10,145   27.8%
  Michigan Heritage Bank..........................  $ 7,162   19.8%

Tier 1 Capital (to Average Assets):
  Michigan Heritage Bancorp, Inc. (consolidated)..  $10,145   39.6%
  Michigan Heritage Bank..........................  $ 7,162   30.0%

NOTE 15 -- EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is calculated using as the denominator the average number of shares outstanding during the period. From the period of inception through the Corporation's initial public stock offering on February 27, 1997, there was only one share of stock outstanding. The calculation of the weighted average shares includes that nonpublic time period when only one share was outstanding. The supplemental disclosure of the loss per share assumes that the shares outstanding since the initial public stock offering were outstanding for the entire period.

NOTE 16 -- PARENT-ONLY FINANCIAL STATEMENTS

     The following condensed financial information presents the financial condition of Michigan Heritage Bancorp, Inc. (the Parent) only, along with the results of its operations and its cash flows. The Parent has recorded its investment in the Bank at cost, less the undistributed loss of the Bank since it was formed. The Parent recognizes undistributed losses of the Bank as a non-interest expense. The Parent-only financial information should be read in conjunction with the Corporation's consolidated financial statements.

     The condensed balance sheet at December 31 is as follows:

                                                            1997         1996
                                                           ------       ------
Assets:
Cash and cash equivalents
 Cash and deposits at subsidiary bank...............      $      4        $  67
 Interest-bearing deposits with other banks.........           286           --
                                                          --------        -----
  Total cash and equivalents........................           290           67
Investment securities to be held to maturity........         2,579           --
Investment in subsidiary............................         7,162           --
Interest receivable and other assets................           114          177
                                                          --------        -----
  Total assets......................................      $ 10,145        $ 244
                                                          ========        =====

Liabilities and Stockholders' Equity
Liabilities
 Related party notes payable........................      $     --        $ 255
 Interest payable and other liabilities.............      $     --        $  57
                                                          --------        -----
  Total liabilities.................................            --          312
Stockholders' equity................................        10,145          (68)
                                                          --------        -----
  Total liabilities and stockholders' equity........      $ 10,145        $ 244
                                                          ========        =====

  The condensed statement of operations for the years ended December 31, 1997 and 1996 is as follows:

                                                           1997         1996
                                                       --------        -----
Operating Income
 Interest and dividends on
  investments - Taxable.............................   $     95        $  --
 Interest on deposits with other banks..............         26            1
                                                       --------        -----
  Total operating income............................        121            1
Operating Expense...................................         35           69
                                                       --------        -----
  Income (Loss)-Before income tax benefit
   and equity in loss of subsidiary.................         86          (68)
  Income Tax Benefit................................         --           --

                                                           1997         1996
                                                       --------        -----
Income (Loss)-Before equity in loss of subsidiary...         86          (68)
Equity in Loss of Subsidiary........................       (688)          --
                                                       --------        -----
Net Loss............................................   $   (602)       $ (68)
                                                       ========        =====

  The condensed statement of cash flows for the years ended December 31, 1997 and 1996 is as follows:
                                                           1997         1996
                                                       --------        -----
Cash Flows from Operating Activities
Net loss............................................   $   (602)       $ (68)
Adjustments to reconcile net loss to net
cash from operating activities:
 Equity in loss of subsidiary.......................        688           --
 Amortization and accretion of securities...........        (90)          --
 Amortization of organizational costs...............         19           --
 Net change in other assets.........................         44         (177)
 Net change in other liabilities....................        (57)          57
                                                       --------        -----
  Net cash provided by (used in)
  operating activities..............................          2         (188)

Cash Flows from Investing Activities
Investment in bank subsidiary.......................     (7,850)          --
Proceeds from maturities of held-to-
 maturity securities................................        600           --
Purchase of held-to-maturity securities.............     (3,089)          --
                                                       --------        -----
  Net cash used in investing activities.............    (10,339)          --

Cash Flows from Financing Activities
Proceeds from related party notes payable...........         10          255
Payments on related party notes payable.............       (265)          --
Proceeds from public stock offering.................     10,815           --
                                                       --------        -----
  Net cash provided by financing activities.........     10,560          255
                                                       --------        -----
Net increase in Cash and Cash Equivalents...........        223           67
Cash and Cash Equivalents-Beginning of year.........         67           --
                                                       --------        -----
Cash and Cash Equivalents-End of year...............   $    290        $  67
                                                       ========        =====

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                                  MICHIGAN HERITAGE BANCORP, INC.


                                  By:   /S/ ANTHONY S. ALBANESE
                                      ---------------------------------
                                        Anthony S. Albanese, President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 1998.

Signature                                Capacity
---------                                --------

/S/ RICHARD ZAMOJSKI                     Chairman and Director (principal
----------------------------              executive officer)
Richard Zamojski


/S/ ANTHONY S. ALBANESE                  President and Director (principal
----------------------------              operating officer)
Anthony S. Albanese


/S/ DARRYLE J. PARKER                    Treasurer and Secretary (principal
----------------------------              financial officer)
Darryle J. Parker


/S/ H. PERRY DRIGGS                      Director
----------------------------
H. Perry Driggs


/S/ LEWIS N. GEORGE                      Director
----------------------------
Lewis N. George


/S/ PHILLIP R. HARRISON
----------------------------             Director
Phillip R. Harrison


/S/ PHILIP SOTIROFF                      Director
----------------------------
Philip Sotiroff


/S/ FRANK A. SCERBO                      Director
----------------------------
Frank A. Scerbo

                                 EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

11             Computation of Per Share Earnings

27             Financial Data Schedule (EDGAR filing only)