Form 10QSB
period 1998-03-31
MICHIGAN HERITAGE BANCORP INC
filed 1998-05-12
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                                  FORM 10-QSB



[X]   Quarterly report under Section 13 or 15 (d) of the
      Securities Exchange Act of 1934
      For the period ended March 31, 1998
                                      or
[ ]   Transition report under Section 13 or 15 (d) of the
      Exchange Act
      For the transition period from  __________ to __________

                       Commission file number: 333-17317


                        MICHIGAN HERITAGE BANCORP, INC.
       (Exact name of small business issuer as specified in its charter)

         Michigan                                38-3318018
(State or other jurisdiction                  (I.R.S. employer
of incorporation or organization)            identification no.)

                   21211 Haggerty Road, Novi, MI 48375-5306
                   (Address of principal executive offices)

                                 248-380-6590
               (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: [X]   No: [ ]

At May 12, 1998, there were 1,150,000 shares of Common Stock of the Issuer issued and outstanding.

Traditional Small Business Disclosure Format (check one):
                                               Yes: [ ] No: [X]

Part I--FINANCIAL INFORMATION

Item 1.  Financial Statements

Michigan Heritage Bancorp, Inc.
Consolidated Balance Sheets
March 31, 1998, December 31, 1997 and March 31, 1997
(Unaudited Except for December 31, 1997)

                                                             (dollars in thousands)
                                              March 31, 1998  December 31, 1997  March 31, 1997
                                              --------------  -----------------  --------------
ASSETS
Cash and due from banks, noninterest bearing    $   353           $  283            $  886
Interest bearing deposits with banks              2,864            1,764             2,822
Federal funds sold                                3,800              2,600             9,000
                                                 ------           ------            ------
Cash and cash equivalents                         7,017            4,647            12,708
U.S. Treasury and agency securities               5,557            8,565                 0
Other securities and stock                        5,237            5,236               225
                                                 ------           ------            ------
    Total investments                            10,794           13,801               225
Loans, gross                                     40,444           32,605               425
Less: allowances for loan losses                    564              467                 5
                                                 ------           ------            ------
Net loans                                        39,880           32,138               420
Leasehold improvements, net                          33               35                41
Furniture and equipment, net                        329              349               312
     Total fixed assets                             362              384               353
Other assets                                        435              468               158
     Total assets                               $58,488          $51,438           $13,864
                                                 ======           ======            ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits                                  $47,741          $40,728            $3,031
Total federal funds borrowed                          0                0                 0
Other liabilities                                   531              565               167
                                                 ------           ------             -----
     Total liabilities                           48,272           41,293             3,198
Stockholders' Equity
  Preferred stock--no par value; 500,000
    shares authorized, none issued                    0                0                 0
  Common stock--no par value; 4,500,000 shares
    authorized, 1,150,000 shares issued
    and outstanding                              10,815           10,815            10,815
  Retained earnings (deficit)                      (598)            (670)             (149)
  Unrealized gain/(loss) on securities
    available for sale                               (1)               0                 0
Total stockholders' equity                       10,216           10,145            10,666
                                                 ------           ------            ------
Total liabilities and stockholders' equity      $58,488          $51,438           $13,864
                                                 ======           ======            ======

Total loan loss reserve ratio                      1.39%            1.43%             1.18%
Total loans to deposits ratio                        85%              80%               14%

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Earnings
January 1, 1998 to March 31, 1998,
   October 1, 1997 to December 31, 1997 and
   January 1, 1997 to March 31, 1997
(Unaudited)

                                                          (dollars in thousands)
                                           January 1, 1998   October 1, 1997   January 1, 1997
                                                  to                to                to
                                            March 31, 1998  December 31, 1997   March 31, 1997
                                           ---------------  -----------------   --------------
OPERATING INCOME:
Interest income                               $  1,121          $  941             $   33
Interest expense                                   642             534                  4
Net interest income before allowances
  for loan losses                                  479             407                 29
Less allowances for loan losses                     97             202                  5
                                                 -----            ----               ----
Net interest income after allowances
  for loan losses                                  382             205                 24
Other income                                        21               3                  0
                                                 -----            ----               ----
    Total operating income                         403             208                 24

OTHER OPERATING EXPENSE:
Salaries and employee benefits                     180             169                 51
Occupancy expense                                   21              22                 13
Equipment expense                                   26              29                  7
Data processing expense                              8               8                  4
Insurance expense                                    4               2                  1
Advertising/promotion expense                       33              24                 18
Office supplies and printing expense                 4               3                  3
Professional fees                                   22              29                  2
Organization amortization expense                    6               6                  2
Other expense                                       26              20                  4
                                                  ----            ----               ----
    Total other operating expense                  330             312                105
                                                  ----            ----               ----
Net operating income (loss)                         73            (104)               (81)
Provision for federal income taxes                   0               0                  0
                                                  ----            ----               ----
Net income (loss)                                 $ 73           $(104)             $ (81)
                                                  ====            ====               ====

Number of shares outstanding (actual)        1,150,000       1,150,000          1,150,000
Net income (loss) per share (actual)             $0.06          $(0.09)            $(0.07)

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Cash Flows
January 1, 1998 to March 31, 1998 and
   January 1, 1997 to March 31, 1997
(Unaudited)

                                                                        (in thousands)
                                                               January 1, 1998    January 1, 1997
                                                                      to                 to
                                                               March 31, 1998     March 31, 1997
                                                               ---------------    ---------------
OPERATING ACTIVITIES:
Net income/(loss)                                                  $  73            $ (81)
Adjustments to reconcile net income/(loss) to net cash
   provided in operating activities:
     Discount accretion and premium amortization
       of investment securities                                      (55)              --
     Provision for loan losses                                        97                5
     Depreciation                                                     23                6
     Amortization of organizational costs                              6                2
     Increase (decrease) in other assets                              27             (17)
     Increase (decrease) in other liabilities                        (34)             111
                                                                     ---              ---
Net cash provided in operating activities                            137               26

INVESTING ACTIVITIES:
Increase in U.S. Treasury and agency securities                   (3,940)              --
Maturity of U.S. Treasury and agency securities                    7,000               --
Increase in other securities                                          --               --
Increase in Federal Reserve Bank and other stock                      --             (225)
Increase in leasehold improvements, furniture
  and equipment                                                       (1)            (326)
Increase in gross loans                                           (7,839)            (425)
                                                                   -----              ---
Net cash used in investing activities                             (4,780)            (976)

FINANCING ACTIVITIES:
Proceeds from stock offering                                          --           10,815
Increase in related party loans                                       --               10
Repayment of related party loans                                      --             (265)
Increase in deposits                                               7,013            3,031
                                                                   -----           ------
Net cash provided by financing activities                          7,013           13,591
                                                                   -----           ------
Increase in cash and cash equivalents                              2,370           12,641
Cash and cash equivalents at beginning of year                     4,647               67
                                                                   -----           ------
Cash and cash equivalents at end of period                        $7,017          $12,708
                                                                   =====           ======


Michigan Heritage Bancorp, Inc.
Consolidated Statement of Changes in Stockholders' Equity
December 31, 1996 to March 31, 1998
(Unaudited)

                                                                (dollars in thousands)
                                                                 Common       Retained
                                                    Shares       Stock        Deficit       Total
                                                    ------       ------       --------      -----
December 31, 1996                                     --           --          $(68)        $  (68)
Issuance of Common Stock, net of offering costs     1,150        $10,815         --         10,815
Net loss                                              --           --           (81)           (81)
                                                    -----         ------        ---         ------
March 31, 1997                                      1,150        $10,815      $(149)       $10,666

Net loss                                              --           --          (521)          (521)
                                                    -----         ------       ----         ------
December 31, 1997                                   1,150        $10,815      $(670)       $10,145

Net income                                            --           --            73             73
Unrealized loss on securities available for sale      --           --            (1)            (1)
Rounding adjustment                                   --           --            (1)            (1)
                                                    -----         ------       ----         ------
March 31, 1998                                      1,150        $10,815      $(599)       $10,216
                                                    =====         ======       ====         ======


Michigan Heritage Bancorp, Inc.
Notes to Financial Statements
March 31, 1998
(Unaudited)

Note 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization: Michigan Heritage Bancorp, Inc. (the "Company") was incorporated in the State of Michigan on September 22, 1989. The Company was inactive from that time until November 6, 1996. The Company is a bank holding company whose primary purpose is to own and operate Michigan Heritage Bank (the "Bank") as the Bank's sole stockholder. Organizational and other start-up costs were funded with loans from organizers. Proceeds from the Company's initial public offering were primarily used to capitalize the Bank, which is located in Novi, Michigan. The Company completed an initial public offering of common stock during the first quarter of 1997, realizing a total of $11.5 million (before payment of underwriters' commissions and offering expenses). The net proceeds to the Company, after deducting for underwriting fees and offering expenses was $10.9 million.
The consolidated financial statements of the Company include its only
subsidiary, Michigan Heritage Bank (the "Bank").   In February, 1997, the
Bank received regulatory approval to open and began operations on March 10, 1997. The Company was in a development stage during most of the quarter ending March 31, 1997. The quarter ended March 31, 1998, was the Company's fourth full quarter of operations. The quarter ended March 31, 1998, was also the first quarter during which the Company realized net income. All adjustments, which, in the opinion of management, are necessary in order to ensure the financial statements are not misleading, have been included.

Basis of Presentation: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Note 2--ORGANIZATION COSTS
Organization costs were capitalized. Such costs include incorporation costs, legal and accounting fees, and other costs relating to the organization of the Company.

Note 3--LEASE COMMITMENT
The  Bank entered into a 69-month triple net lease commitment for its
current location.  Total building improvement costs were $40,000.   The
monthly lease payment of $3,750 was abated for the first 10 months with the first payment due for August, 1997. Future minimum lease payments are as follows:

                            Lease Payments
                            (in thousands)
                            --------------
                         1998            45
                         1999            45
                         2000            45
                         2001            45
                         2002            22
                                        ---
                 Total lease payments  $202
                                        ===

Note 4--DEFERRED OFFERING COSTS
Costs related to the Company's initial public stock offering which included underwriting, legal, accounting, and other fees were netted against stockholders' equity. The following is a summary of the costs associated with the initial public stock offering:


                                          (in thousands)
                                           ------------
Proceeds from stock offering                 $11,500
Underwriting fees                               (595)
Legal, accounting and other fees                 (90)
                                              ------
     Initial capital                         $10,815
                                              ======

Item 2.   Management's  Discussion and Analysis or Plan of Operation

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

ORGANIZATION

The Company was incorporated in 1989 as a Michigan corporation. The Company was inactive from the time of its formation until November 1996. The Bank is organized as a Michigan banking corporation with depository accounts insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The Bank provides a range of commercial and consumer banking services primarily in Oakland and western Wayne Counties, including Novi, Farmington, Farmington Hills, Livonia, Northville, and Northville Township. Those services reflect the Bank's intended strategy of serving small to medium size businesses and individual customers in its market area. The Bank's lending activities are focused initially on commercial equipment financing, and, to a lesser extent commercial term loans to businesses secured by the assets of the borrower. The Bank originates loans primarily through third party referral sources such as leasing companies and mortgage brokers, many of whom are known to management. The Bank's retail strategy focuses on single-family mortgage loans, home equity loans, and to a lesser extent, other forms of consumer lending. The Bank is offering ATM cards, competitive rates on various deposit products and plans to offer telebanking in the near future.

MARKET AREA

The Bank's main office is located along the rapidly developing Haggerty Road corridor in the southeast corner of Novi, Michigan. The Bank leases and has renovated a former bank branch building. The communities that comprise the Bank's primary service area are Novi, Farmington, Farmington Hills, Livonia, Northville and Northville Township. Management believes these communities have an expanding and diverse economic base, which includes a wide range of small to medium-sized businesses engaged in manufacturing, high technology research and development, computer services and retail. The Bank's secondary service area is the remaining portions of Oakland County not included within the primary service area.

REASON FOR STARTING THE BANK

The liberalization in recent years of Michigan's branch banking laws, together with the expansion of interstate banking, has led to substantial consolidation of the banking industry in Michigan, particularly in the Bank's market area. According to Sheshunoff Information Services, Inc. since 1990, over 70 bank branches have closed within the Bank's primary and secondary service areas. In many cases, when these consolidations occurred, local boards of directors were dissolved and local management relocated or in some cases terminated. In the opinion of the Company's management, this situation has created a favorable opportunity for a new bank with local management and directors. Management of the Company believes that the Bank can attract those customers who wish to conduct business with a locally managed institution that demonstrates an active interest in their business and personal affairs. The Company's management believes that the Bank will be able to deliver more timely responses to customer requests, provide customized financial products and services, and offer the personal attention of the Bank's senior officers.

BANK LINES OF BUSINESS

The Bank's core business activities include attracting deposits from the general public and using such deposits, together with borrowings and equity capital, to originate and purchase:
               --commercial equipment leases,
               --commercial lines of credit,
               --commercial real estate loans,
               --residential mortgage loans,
               --consumer installment loans, and
               --home equity loans.

The Bank's results of operations are dependent primarily upon net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities.
Results of operations will also be positively influenced by non-interest income such as fees related to loan sales and loan servicing and service charges associated with customer deposit accounts which includes a full array of demand deposit accounts, money market demand accounts, NOW accounts, savings accounts, individual retirement accounts, certificates of deposits, and ATM cards.

The Bank's primary financial goals are to:
            --Increase assets at a rate consistent with growth in
              equity capital;
            --Augment earnings through generation of fee income; --Establish and maintain a reputation for customer service;
            --Achieve a superior rate of return on capital; --Maintain a "well-capitalized" institution providing services to its local community.

Cash Requirements

The Company's plan of operation for the next 12 months does not contemplate the need to raise additional capital funds. The Company's current cash projections indicate more than adequate cash balances. The Bank has negotiated additional line of credit facilities with national lending institutions to add funding capacity to its existing capital and deposit base. Management has also established a network of banks that can be used to sell or participate a portion of its loan portfolio. These techniques allow the Bank to service its business relationships, build its own loan portfolio, and generate fee and servicing revenue.

As of March 31, 1998, the Company had $7.0 million in cash and cash equivalents. In addition, all U.S. Treasury and agency securities have an amortized value of $5.6 million at quarter-end and mature or expect to be called at par within five months. Of these U.S. Treasury and agency securities, $1.6 million are held to maturity and the remaining $4.0 million are available for sale.

Other securities held for sale are primarily Federal Reserve Stock of $0.2 million and $5.0 million principal amount of variable rate corporate debt lower floaters of which $3.5 million is guaranteed by First Chicago NBD Bank and $1.5 million guaranteed by Comerica Bank with market values at par. The lower floaters can be put at par (i.e., sold) at any time.

Product Research and Development

Product development over the next 12 months may involve marketing and generating account applications on the Internet, mutual funds, insurance, and other innovative deposit products. During the next 12 months, the Bank plans to open its second banking office. This branch office will be leased, with leasehold improvements of approximately $30,000. Furniture and equipment purchased for the new location is estimated to be approximately $22,000. The Company is also in the early planning stages to relocate its headquarters sometime in 1999. The Company does not anticipate selling substantial equipment over the next 12 months.

Number of Employees

At March 31, 1998, the Company employed 12 people on a full-time basis, and one on a part-time basis. Over the next 12 months the Bank expects to add approximately five full-time people.

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company experienced its first quarter of positive earnings with $73,000 net income for the quarter ended March 31, 1998, which is only the fourth full quarter of operations for the Company. Total assets at the end of the quarter were $58.5 million, an increase of $7.1 million from the $51.4 million at December 31, 1997. Total loans outstanding grew to $40.4 million, an increase of $7.8 million from December 31, 1997. Loan growth was funded primarily by a $7.0 million increase in deposits, for a total outstanding amount of deposits of $47.7 million at March 31, 1998.

Net income for the quarter ended March 31, 1998, was an increase of $177,000 over the previous quarter. Net interest income before allowances for loan losses increased $72,000, to $479,000, primarily due to an increase in volume. Allowances for loan losses decreased $105,000 from the previous quarter due to lower new loan volume and an additional $50,000 in loan provision during the previous quarter in order to provide a more conservative position for loan reserves. Other income went up $18,000 due mostly to additional loan participation fee income. Other operating expenses went up only $18,000, with salaries/employee benefits and advertising/promotion expense increasing $11,000 and $9,000, respectively.

For the first quarter of 1997, the Company experienced an $81,000 net loss, after being operational only 22 days. The net loss was expected due to substantial start-up costs that must be incurred by a new bank and the time it takes to develop its deposit base and loan portfolio.

There have been no loan charge-offs or recoveries to date. The Company is taking a conservative position in allocating 1.39% in loan loss reserves to its total loan portfolio.

Net income per actual shares outstanding was $0.06 for the quarter ended March 31, 1998, as compared to a net loss per share of $0.09 for the previous quarter.

The categories of loans outstanding at March 31, 1998, in dollars and as a percentage of total loans outstanding are as follows:

                                                  Percentage
Loan Category               in thousands       of Total Loans
-------------               ------------       --------------
Commercial loans discounted   $28,298               70.1%
Commercial loans direct         6,121               15.1%
Lines of credit                 2,522                6.2%
Commercial real estate          1,025                2.5%
Mortgage, home equity and
    installment loans           2,478                6.1%
                               ------               ----
Total Loans                   $40,444              100.0%
                               ======              =====

At March 31, 1998, there were no non-accrual loans and only three loans totaling less than $104,000 that were 30 to 59 days past due which represented less than 0.3% of total loans. There was one $2,000 loan 60 days past due. There is one loan totaling less than $9,000 on the loan watch list. While the loan is current, it has been fully reserved for.

On April 16, 1998, the Board of Directors of the Company declared a 10% stock dividend. One additional share of common stock will be distributed June 15, 1998, for each ten shares of common stock owned on April 30, 1998, the record date for the stock dividend. Fractional shares will be disregarded. Following the stock dividend, the Company will have approximately 1,265,000 shares outstanding.


                          PART II--OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit       Description
-------       -----------
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

MICHIGAN HERITAGE BANCORP, INC.

By: /S/ ANTHONY S. ALBANESE
    Anthony S. Albanese
    President and Chief Operating Officer

And by: /S/ DARRYLE J. PARKER
        Darryle J. Parker
        Secretary, Treasurer, and Chief Financial Officer
        (Duly authorized officer)

DATED:  May 12, 1998

                                 EXHIBIT INDEX

Exhibit     Description
-------     -----------
27          Financial Data Schedule (EDGAR filing only)