Form 10QSB
period 1998-06-30
MICHIGAN HERITAGE BANCORP INC
filed 1998-08-13
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549


                              FORM 10-QSB


[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                  For the period ended June 30, 1998
                                  or
[ ]    Transition report under Section 13 or 15 (d) of the Exchange
       Act
         For the transition period from  -------- to ---------

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

At August 12, 1998, there were 1,265,000 shares of Common Stock of the Issuer issued and outstanding.

Traditional Small Business Disclosure Format (check one):  Yes: [  ]
 No: [X]

Part I--FINANCIAL INFORMATION
Item 1.  Financial Statements

Michigan Heritage Bancorp, Inc.
Consolidated Balance Sheets
June 30, 1998, December 31, 1997 and June 30, 1997
(Unaudited, except for December 31, 1997)

                                                         (dollars in thousands)
                                            June 30, 1998   December 31, 1997   June 30, 1997
                                            -------------   -----------------   -------------
ASSETS
Cash and due from banks, noninterest bearing  $   931           $   283             $  367
Interest bearing deposits with banks            2,451             1,764                255
Federal funds sold                              4,250             2,600                  0
                                              -------           -------            -------
  Cash and cash equivalents                     7,632             4,647                622
U.S. Treasury and agency securities             5,557             8,565             12,429
Other securities and stock                      5,236             5,236               236
                                              -------           -------            -------
  Total investments                            10,793            13,801             12,665
Loans, gross                                   54,698            32,605              9,892
  Less: allowances for loan losses                692               467               133
                                              -------           -------            -------
    Net loans                                  54,006            32,138              9,759
Leasehold improvements, net                        31                35                 39
Furniture and equipment, net                      344               349                356
                                              -------           -------            -------
  Total fixed assets                              375               384                395
Other assets                                      593               468                285
                                              -------           -------            -------
  Total assets                                $73,399           $51,438            $23,726
                                              =======           =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits                                $62,589           $40,728            $12,850
Total federal funds borrowed                        0                 0                300
Other liabilities                                 522               565                158
                                              -------           -------            -------
  Total liabilities                            63,111            41,293             13,308
Stockholders' equity
  Preferred stock--no par value; 500,000
    shares authorized, none issued                  0                 0                  0
  Common stock--no par value; 4,500,000
    shares authorized, shares issued and
    outstanding--1,265,000 shares effective
    June 15, 1998, and 1,150,000 shares
    prior to June 15, 1998                     12,483            10,815             10,815
  Retained earnings (deficit)                  (2,188)             (670)              (397)
  Unrealized gain (loss) on securities
    available for sale                             (7)                0                  0
                                              -------           -------            -------
    Total stockholders' equity                 10,288            10,145             10,418
                                              -------           -------            -------
   Total liabilities and stockholders' equity  73,399           $51,438            $23,726
                                               ======            ======             ======
Total loan loss reserve ratio                   1.27%             1.43%              1.34%
Total loans to deposits ratio                     87%               80%                77%

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Earnings
Three and Six Month Periods Ended
   June 30, 1998 and 1997
(Unaudited)

                                                  (dollars in thousands)
                                   Three Months Ended June 30,    Six Months Ended June 30,
                                   ---------------------------    -------------------------
                                      1998           1997            1998           1997
                                      ----           ----            ----           ----
OPERATING INCOME:
Interest income                       $1,353         $ 320          $2,474         $  353
Interest expense                         772           134           1,414            138
                                      ------         -----          ------         ------
  Net interest income before
    allowances for loan losses           581           186           1,060            215
Less allowances for loan losses          128           128             225            133
                                      ------         -----          ------         ------
  Net interest income after
  allowances for loan losses             453            58             835             82
Other income                               9             1              30              1
                                      ------         -----          ------         ------
  Total operating income                 462            59             865             83

OTHER OPERATING EXPENSE:
Salaries and employee benefits           210           153             390            204
Occupancy expense                         11            19              32             32
Equipment expense                         26            24              52             31
Data processing expense                   10             8              18             12
Insurance expense                          4             4               8              5
Advertising/promotion expense             36            41              69             59
Office supplies and printing expense       5             9               9             12
Professional fees                         36            19              58             22
Organization amortization expense          7             5              13              7
Other expenses                            39            24              65             27
                                      ------         -----          ------         ------
  Total other operating expense          384           306             714            411
                                      ------         -----          ------         ------
    Net operating income (loss)           78         (247)             151          (328)
Provision for federal income taxes         0             0               0              0
                                      ------         -----          ------         ------
    Net income (loss)                   $ 78         $247)          $  151         $(328)
                                      ======         =====          ======         ======

Number of shares outstanding
  (actual)                         1,265,000     1,265,000       1,265,000      1,265,000
Net income (loss) per share
  (actual)                            $ 0.06      $ (0.20)          $ 0.12       $ (0.26)


Michigan Heritage Bancorp, Inc.
Consolidated Statement of Cash Flows
Six Month Periods Ended June 30, 1998
   and 1997
(Unaudited)
                                                    (in thousands)
                                            Six Months Ended June 30,
                                                  1998        1997
                                                  ----        ----
OPERATING ACTIVITIES:
Net income/(loss)                               $  151      $ (328)
Adjustments to reconcile net income/(loss)
 to net cash provided in operating
 activities:
  Discount accretion and premium amortization
   of investment securities                       (105)        (79)
  Provision for loan losses                        225         133
  Depreciation                                      47          27
  Amortization of organizational costs              13           7
  (Increase) decrease in other assets             (138)       (149)
  Increase (decrease) in other liabilities         (43)        101
                                                ------      ------
Net cash provided in (used by)
 operating activities                               (1)         40

INVESTING ACTIVITIES:
Increase in U.S. Treasury and agency securities (6,895) (12,350) Matured or called U.S. Treasury and agency
    securities                                  10,000          --
Increase in other securities                        --          --
Increase in Federal Reserve Bank and other stock    --        (236)
Increase in leasehold improvements, furniture
    and equipment                                  (38)       (389)
Increase in gross loans                        (22,093)     (9,892)
                                              --------    --------
Net cash used in investing activities          (19,026)    (22,867)

FINANCING ACTIVITIES:
Proceeds from stock offering                        --      10,815
Increase in related party loans                     --          10
Repayment of related party loans                    --        (265)
Increase in deposits                            21,861      12,850
Increase in federal funds borrowed                  --         300
                                               -------     -------
Net cash provided by financing activities       21,861      23,710
                                               -------     -------
Increase in cash and cash equivalents            2,985         555
Cash and cash equivalents at beginning of year   4,647          67
                                               -------     -------
Cash and cash equivalents at end of period     $ 7,632     $   622
                                               =======     =======

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Changes in Stockholders' Equity
December 31, 1996 to June 30, 1998
(Unaudited)

                                                                   (in thousands)
                                                                               Unrealized
                                                                                Loss on
                                                                               Securities
                                                            Common   Retained   Available
                                                 Shares     Stock    Deficit    for Sale   Total
                                                 ------     ------   --------  ----------  -----
December 31, 1996                                   --        --      $ (68)      --     $  (68)
Issuance of Common Stock, net of offering costs  1,150    $10,815        --       --      10,815
Net loss                                            --         --       (81)      --        (81)
                                                 -----    -------     ------    ----     -------
March 31, 1997                                   1,150    $10,815     $(149)    $ --     $10,666

Net loss                                            --         --      (521)      --        (521)
                                                 -----     ------      ----      ---      ------
December 31, 1997                                1,150    $10,815     $(670)    $ --     $10,145

Net income                                          --         --       151       --         151
Unrealized loss on securities available for sale    --         --        --       (7)         (7)
Stock dividend paid (Note 6)                       115      1,668    (1,668)      --          --
Rounding adjustment                                 --         --        (1)      --          (1)
                                                 -----    -------     ------    ----     -------
June 30, 1998                                    1,265    $12,483   $(2,188)     $(7)    $10,288
                                                 =====     ======      ====      ===      ======


Michigan Heritage Bancorp, Inc.
Consolidated Statement of Comprehensive Income
Three and Six Month Periods Ended
   June 30, 1998 and 1997
(Unaudited)

                                                         (dollars in thousands)
                                              Three Months Ended June 30,  Six Months Ended June 30,
                                              --------------------------   -------------------------
                                                 1998          1997          1998           1997
                                                 ----          ----          ----           ----
Net income (loss)                               $  78        $ (247)        $ 151         $ (328)
Other comprehensive income (loss):
 Unrealized holding loss for
   period, net of tax                              (6)           --            (7)            --
                                                  ---           ---           ---            ---
Comprehensive income (loss)                     $  72        $ (247)        $ 144         $ (328)


Michigan Heritage Bancorp, Inc.
Notes to Financial Statements
June 30, 1998
(Unaudited)

Note 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Michigan Heritage Bancorp, Inc. (the "Company") was incorporated in the State of Michigan on September 22, 1989. The Company was inactive from that time until its Articles of Incorporation were amended on November 6, 1996, into its current form. The Company is a bank holding company whose primary purpose is to own and operate Michigan Heritage Bank (the "Bank") as the Bank's sole stockholder. Organizational and other start-up costs were funded with loans from organizers. Proceeds from the Company's initial public offering were primarily used to capitalize the Bank, which is located in Novi, Michigan. The Company completed an initial public offering of common stock during the first quarter of 1997, realizing a total of $10.9 million (after payment of underwriters' commissions and offering expenses). The consolidated financial statements of the Company include its only subsidiary, the Bank. The quarter ended June 30, 1998, was the Bank's fifth full quarter of operations and the second consecutive quarter in which the Bank realized net income. All adjustments, which in the opinion of management are necessary in order to ensure that the interim unaudited financial statements are not misleading, have been included.

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

Note 3     NOTES PAYABLE--RELATED PARTIES

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

Note 4     LEASE COMMITMENT

The Bank entered into a 69-month triple net lease commitment for its current location. Total building improvement costs were $40,000.
The monthly lease payment of $3,750 was abated for the first 10 months with the first payment due for August, 1997. Future minimum lease payments are as follows:

                              Lease Payments
                              (in thousands)
              1998                 $ 23
              1999                   45
              2000                   45
              2001                   45
              2002                   22
                                   ----
              Total lease payments $180
                                   ====

Note 5     DEFERRED OFFERING COSTS

Costs related to the Company's initial public stock offering which included underwriting, legal, accounting, and other fees were netted against stockholders' equity. The following is a summary of the costs associated with the initial public stock offering:

                                    (in thousands)
       Proceeds from stock offering      $11,500
       Underwriting fees                   (595)
       Legal, accounting and other fees    ( 90)
                                         -------
          Initial capital                $10,815
                                         =======

Note 6     STOCK DIVIDEND

On April 16, 1998, the Board of Directors of the Company declared a
10% stock dividend on the common stock of the Company. One additional share of common stock was distributed June 15, 1998, for each ten shares of common stock owned on April 30, 1998, the record date for the stock dividend. Fractional shares were disregarded.
The number of shares issued and outstanding following the stock dividend is now 1,265,000. Accordingly, $1,668,000 was transferred from Accumulated Deficit to Common Stock.

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

ORGANIZATION

The Company was incorporated in 1989 as a Michigan corporation. The Company was inactive from the time of its formation until November 1996. The Bank is organized as a Michigan banking corporation with depository accounts insured by the Bank Insurance Fund of the Federal
Deposit Insurance Corporation.   The Bank provides a range of
commercial and consumer banking services primarily in Oakland and western Wayne Counties, including Novi, Farmington, Farmington Hills, Livonia, Northville, and Northville Township. Those services reflect the Bank's intended strategy of serving small to medium size businesses and individual customers in its market area. The Bank's lending activities focused initially on commercial equipment financing, and, to a lesser extent commercial term loans to businesses secured by the assets of the borrower. The Bank originates loans primarily through third party referral sources such as leasing companies and mortgage brokers, many of whom are known to management. The Bank's retail strategy focuses on single-family mortgage loans, home equity loans, and to a lesser extent, other forms of consumer lending. The Bank is offering ATM cards, competitive rates on various deposit products.

MARKET AREA

The Bank's main office is located along the rapidly developing Haggerty Road corridor in the southeast corner of Novi, Michigan.
The Bank leases and has renovated a former bank branch building. The communities that comprise the Bank's primary service area are Novi, Farmington, Farmington Hills, Livonia, Northville and Northville Township. Management believes these communities have an expanding and diverse economic base, which includes a wide range of small to medium-sized businesses engaged in manufacturing, high technology research and development, computer services and retail. The Bank's secondary service area is the remaining portions of Wayne and Oakland Counties not included within the primary service area.

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

Cash Requirements

The Company's current cash projections indicate more than adequate cash balances over the next

12 months. The Bank has negotiated additional line of credit facilities with national lending institutions to add funding capacity to its existing capital and deposit base. Management has also established a network of banks that is being used to sell or participate a portion of its loan portfolio. These techniques allow the Bank to service its business relationships, build its own loan portfolio, and generate fee and servicing revenue.

As of June 30, 1998, the Company had $7.6 million in cash and cash equivalents. In addition, all U.S. Treasury and agency securities have an amortized value of $5.6 million at quarter-end and mature or expect to be called at par within five months. Of these U.S. Treasury and agency securities, $0.6 million are held to maturity and the remaining $5.0 million are available for sale.

Other securities held for sale are primarily Federal Reserve Stock of $0.2 million and $5.0 million principal amount of variable rate corporate debt lower floaters of which $3.5 million is guaranteed by First Chicago NBD Bank and $1.5 million guaranteed by Comerica Bank with market values at par. The lower floaters can be put at par (i.e., sold) at any time.

The Company is considering the desirability and feasibility of raising additional capital through a second public offering of Common Stock. The proceeds from such an offering would be contributed to the Bank to support the capital ratios required as a result of anticipated continued growth of the Bank's loan portfolio and deposits. Since beginning operations, the Bank has experienced higher than expected growth of both loans and deposits, which has reduced the Bank's leverage capital ratio (i.e., total capital divided by total assets) to 10.3%. While banks in general are considered "adequately capitalized" with a 3.0% leverage capital ratio, the Federal banking regulators have required that the Bank maintain a leverage capital ratio of at least 9.0% during its "de novo" status. The Company has not yet decided whether or when to proceed with this capital raising effort, and discussions with outside advisors are in the preliminary stages.

Product Research and Development

Product development over the next 12 months may involve marketing and generating account applications on the Internet, mutual funds, insurance, and other innovative deposit products. During the next three months, the Bank plans to open its second banking office. This branch office will be leased, with leasehold improvements of approximately $30,000. Furniture and equipment purchased for the new location is estimated to be approximately $22,000. The Company is also in the early planning stages to relocate its headquarters and open a third branch sometime in 1999. The Company does not anticipate selling substantial equipment over the next 12 months.

Number of Employees

At June 30, 1998, the Company employed 13 people on a full-time basis. Over the next 12 months the Bank expects to add approximately five full-time people.

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company experienced its second quarter of positive earnings, with net income of $78,000 for the quarter ending June 30, 1998, which is only the fifth full quarter of operations for the Company. Total assets at the end of the quarter were $73.4 million, which is a year-to-date increase of $22.0 million from the $51.4 million of total assets at December 31, 1997. Total loans outstanding grew to $54.7 million, which is a year-to-date increase of $22.1 million. Loan growth was funded primarily by a $21.9 million increase in deposits, resulting in total outstanding deposits of $62.6 million at June 30, 1998.

The $78,000 net income for the quarter ending June 30, 1998 was an increase of $325,000 over the same quarter last year. Net interest income before allowances for loan losses increased $395,000, to $581,000, primarily due to an increase in volume in earning assets. The provision for loan losses of $128,000 remained the same as for the comparable quarter last year. Other income went up $8,000 due mostly to additional loan participation fees and other service charge income. Other expense went up only $78,000, primarily due to a $57,000 increase in salaries and employee benefits and an increase of $17,000 in other professional fees.

On a year-to-date basis, net income was $151,000, an increase of $479,000 from the loss last year of $328,000 for the comparable six-month period. Net interest income before allowances for loan losses increased $845,000 due primarily to increased loan volume. Last year at this time, the Company had only been operational for about four months and had only $23.7 million in assets, compared to the $73.4 million in assets at June 30, 1998. Allowances for loan losses increased $92,000 to $225,000, also due to increased loan volume. Other income went up $29,000, primarily due to additional loan participation fees and other service charge income. Other expense increased $303,000, to $714,000. Salaries and employee benefits went up $186,000, due to additional employees, and equipment expense increased $21,000, due primarily to increased depreciation and maintenance expense. Professional fees went up $36,000 due mostly to increases in independent auditor and mortgage consulting fees.

There have been no loan charge-offs to date. The Company is taking a conservative position in allocating 1.27% in loan loss reserves to its total loan portfolio.

Net income per actual shares outstanding was $0.06 for the quarter ended March 31, 1998, and $0.12 per actual shares outstanding on a year-to-date basis.

The categories of loans outstanding at June 30, 1998, in dollars and as a percentage of total loans outstanding are as follows:

                                    Amount     Percentage of
Loan Category                      (in 000s)    Total Loans
-------------                      ---------   -------------
Commercial loans discounted        $ 38,931         71.3%
Commercial loans direct               7,673         14.0%
Lines of credit                       2,977          5.4%
Commercial real estate                1,333          2.4%
Mortgage, home equity and
   Installment loans                  3,784          6.9%
                                     ------        -----
      Total Loans                  $ 54,698        100.0%
                                   ========        ======

At June 30, 1998, there were currently no non-accrual loans and only eight loans totaling less than $231,000 that were 30 to 59 days past due, which represented only 0.4% of total loans. There was only $10,000 in loans 60 to 89 days past due and there were no loans past due 90 days or more. There is one $8,000 loan on the loan watch list. While the loan is current, it has been fully reserved for.

                      PART II--OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit    Description
-------    ------------
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

MICHIGAN HERITAGE BANCORP, INC.

By: /S/ ANTHONY S. ALBANESE
    Anthony S. Albanese
    President and Chief Operating Officer

And: /S/ DARRYLE J. PARKER
     Darryle J. Parker
     Secretary, Treasurer, and
     Chief Financial Officer
     (Duly authorized officer)

DATED: August 12, 1998

                             EXHIBIT INDEX

Exhibit    Description
-------    -----------
27         Financial Data Schedule (EDGAR filing only)