Form 10QSB
period 1998-09-30
MICHIGAN HERITAGE BANCORP INC
filed 1998-11-12
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                    For the period ended September 30, 1998
                                      or
[ ]      Transition report under Section 13 or 15(d) of the Exchange
         Act
             For the transition period from  -------- to ---------

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

At November 12, 1998, there were 1,265,000 shares of Common Stock of the Issuer issued and outstanding.

Traditional Small Business Disclosure Format (check one):
                                                 Yes: [ ]  No: [X]

Part I--FINANCIAL INFORMATION
Item 1.  Financial Statements

Michigan Heritage Bancorp, Inc.
Consolidated Balance Sheets
September 30, 1998, December 31, 1997 and September 30, 1997
(Unaudited, except for December 31, 1997)

                                                         (dollars in thousands)
                                            September 30, 1998  December 31, 1997  September 30, 1997
                                            ------------------  -----------------  ------------------
ASSETS
Cash and due from banks, noninterest bearing     $   494           $   283             $  780
Interest bearing deposits with banks               2,286             1,764              1,361
Federal funds sold                                 5,200             2,600              5,300
                                                 -------           -------            -------
  Cash and cash equivalents                        7,980             4,647              7,441
U.S. Treasury and agency securities               13,958             8,565             11,479
Other securities and stock                         1,237                    5,236                  737
                                                 -------           -------            -------
  Total investments                               15,195            13,801             12,216
Loans, gross                                      63,120            32,605             20,296
  Less: allowances for loan losses                   847                      467                  265
                                                 -------           -------            -------
    Net loans                                     62,273            32,138             20,031
Leasehold improvements, net                           29                35                 38
Furniture and equipment, net                         390               349                355
Operating lease equipment, net                     2,598                 0                  0
                                                 -------           -------            -------
  Total fixed assets                               3,017               384                393
Accrued interest receivable                          687               309                134
Other assets                                         355               159                156
                                                 -------           -------            -------
  Total assets                                   $89,507           $51,438            $40,371
                                                 =======           =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits                                   $78,618           $40,728            $29,779
Total federal funds borrowed                           0                 0                  0
Other liabilities                                    516               565                343
                                                 -------           -------            -------
  Total liabilities                               79,134            41,293             30,122
Stockholders' equity
  Preferred stock--no par value; 500,000
    shares authorized, none issued                     0                 0                  0
  Common stock--no par value; 4,500,000
    shares authorized, shares issued and
    outstanding--1,265,000 shares effective
    June 15, 1998, and 1,150,000 shares
    prior to June 15, 1998                        12,482            10,815             10,815
  Retained earnings (deficit)                     (2,082)             (670)              (566)
  Unrealized gain (loss) on securities
    available for sale                              (27)                 0                  0
                                                 -------           -------            -------
    Total stockholders' equity                    10,373            10,145             10,249
                                                 -------           -------            -------
    Total liabilities and stockholders' equity   $89,507           $51,438            $40,371
                                                  ======            ======             ======
Total loan loss reserve ratio                      1.34%             1.43%              1.31%
Total loans to deposits ratio                        80%               80%                68%

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Earnings
Three and Nine Month Periods Ended
   September 30, 1998 and 1997
(Unaudited)

                                                  (dollars in thousands)
                                        Three Months Ended       Nine Months Ended
                                           September 30,            September 30,
                                        --------------------    -------------------
                                         1998         1997       1998         1997
                                         ----         ----       ----         ----
OPERATING INCOME:
Interest income                          $1,739       $ 626     $4,213       $ 979
Interest expense                          1,071         352      2,485         490
                                         ------       -----      -----       -----
  Net interest income before
    provision for loan losses               668         274      1,728         489
Less provision for loan losses              155         132        380         265
                                         ------       -----      -----        ----
  Net interest income after
  provision for loan losses                 513         142      1,348         224
Other operating income:
  Operating lease income                    206           0        206           0
  Other income                                5           2         35           3
                                         ------       -----      -----       -----
    Total other operating income            211           2        241           3
                                         ------       -----      -----       -----
  Total operating income                    724         144      1,589         227

OTHER OPERATING EXPENSE:
Salaries and employee benefits              229         165        619         369
Occupancy expense                            25          21         57          53
Equipment expense                           209          26        261          57
Data processing expense                      16           6         34          18
Insurance expense                             5           4         13           9
Advertising/promotion expense                39          30        108          89
Office supplies and printing expense          7           7         16          19
Professional fees                            47          22        105          44
Organization amortization expense             6           6         19          13
Other expenses                               35          27        100          54
                                         ------       -----      -----        ----
  Total other operating expense             618         314      1,332         725
                                         ------       -----      -----        ----
    Net operating income (loss)             106        (170)       257        (498)
Provision for federal income taxes            0           0          0           0
                                         ------       -----      -----        ----
    Net income (loss)                      $106       $(170)     $ 257      $ (498)
                                         ======       =====      =====        ====

Average primary number of shares
  outstanding                         1,265,000   1,265,000  1,265,000     983,956
Average diluted number of shares
  outstanding                             1,334,025   1,308,008  1,329,148   1,020,728
Net income (loss) per primary share      $ 0.08     $ (0.13)    $ 0.20     $ (0.51)
Net income (loss) per diluted share      $ 0.08     $ (0.13)    $ 0.19     $ (0.49)


Michigan Heritage Bancorp, Inc.
Consolidated Statement of Cash Flows
Nine Month Periods Ended September 30, 1998
   and 1997
(Unaudited)
                                                     (in thousands)
                                                    Nine Months Ended
                                                      September 30,
                                                    1998        1997
                                                    ----        ----
OPERATING ACTIVITIES:
Net income/(loss)                                 $  257      $ (498)
Adjustments to reconcile net income/(loss)
 to net cash provided in operating activities:
  Discount accretion and premium amortization
   of investment securities                           97        (111)
  Provision for loan losses                          380         265
  Depreciation                                       250          50
  Amortization of organizational costs                19          13
  Increase in other assets                               (593)       (160)
  Increase (decrease) in other liabilities           (49)        287
                                                  ------      ------
Net cash provided by operating activities            104         344

INVESTING ACTIVITIES:
Purchase of U.S. Treasury and agency securities (19,120) (15,312) Proceeds from matured or called U.S. Treasury
  and agency securities                           13,600       3,944
Purchase of other securities                          --        (500)
Proceeds from other securities sold                4,000          --
Purchase of Federal Reserve Bank and other stock      --        (237)
Purchase of leasehold improvements, furniture
    and equipment                                 (2,883)       (410)
Increase in gross loans                          (30,515)    (20,296)
                                                --------    --------
Net cash used in investing activities            (34,918)    (32,811)

FINANCING ACTIVITIES:
Proceeds from stock offering                          --      10,815
Increase in related party loans                       --          10
Repayment of related party loans                      --        (265)
Increase in deposits                              37,890      29,779
                                                 -------     -------
Net cash provided by financing activities         37,890      40,339
                                                 -------     -------
Increase in cash and cash equivalents              3,333       7,374
Cash and cash equivalents at beginning of year     4,647          67
                                                 -------     -------
Cash and cash equivalents at end of period       $ 7,980     $ 7,441
                                                 =======     =======

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Changes in Stockholders' Equity
December 31, 1996 to September 30, 1998
(Unaudited)

                                                                   (in thousands)
                                                                               Unrealized
                                                                               Loss on
                                                                               Securities
                                                            Common   Retained  Available
                                                 Shares     Stock    Deficit   for Sale    Total
                                                 ------     ------   --------  ----------  -----
December 31, 1996                                   --        --      $ (68)      --     $   (68)
Issuance of Common Stock, net of offering costs  1,150    $10,815        --       --      10,815
Net loss                                            --         --      (602)      --        (602)
                                                 -----    -------     ------    ----     -------
December 31, 1997                                1,150    $10,815     $(670)    $ --     $10,145

Net income                                          --         --       257       --         257
Unrealized loss on securities available for sale    --         --        --      (27)        (27)
Stock dividend paid (Note 6)                       115      1,668    (1,668)      --       --
Rounding adjustment                                 --         (1)       (1)      --          (2)
                                                 -----    -------     ------    ----     -------
September 30, 1998                               1,265    $12,482   $(2,082)    $(27)    $10,373
                                                 =====     ======      ====      ===      ======



Michigan Heritage Bancorp, Inc.
Consolidated Statement of Comprehensive Income
Three and Nine Month Periods Ended
   September 30, 1998 and 1997
(Unaudited)

                                            (dollars in thousands)
                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                    -------------------    ------------------
                                     1998         1997      1998        1997
                                     ----         ----      ----        ----
Net income (loss)                   $ 106        $ (170)     $ 257      $ (498)
Other comprehensive income (loss):
 Unrealized holding loss for
   period, net of tax                 (20)           --        (27)         --
                                      ---           ---        ---         ---
Comprehensive income (loss)         $  86        $ (170)     $ 230      $ (498)
                                      ===           ===        ===         ===

Michigan Heritage Bancorp, Inc.
Notes to Financial Statements
September 30, 1998
(Unaudited)

Note 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Michigan Heritage Bancorp, Inc. (the "Company") was incorporated in the State of Michigan on September 22, 1989. The Company was inactive from that time until its Articles of Incorporation were amended on November 6, 1996, into its current form. The Company is a bank holding company whose primary purpose is to own and operate Michigan Heritage Bank (the "Bank") as the Bank's sole stockholder. Organizational and other start-up costs were funded with loans from organizers. Proceeds from the Company's initial public offering were primarily used to capitalize the Bank, which is located in Novi, Michigan. The Company completed an initial public offering of common stock during the first quarter of 1997, realizing a total of $10.9 million (after payment of underwriters' commissions and offering expenses). The consolidated financial statements of the Company include its only subsidiary, the Bank. The quarter ended September 30, 1998, was the Bank's sixth full quarter of operations and the third consecutive quarter in which the Bank realized net income. All adjustments, which in the opinion of management are necessary in order to ensure that the interim unaudited financial statements are not misleading, have been included.

Basis of Presentation: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Note 2  ORGANIZATION COSTS

Organization costs were capitalized. Such costs include incorporation costs, legal and accounting fees, and other costs relating to the organization of the Company. All capitalized organization costs are to be fully amortized no later than 1999 due to changes in accounting principles. The Company has chosen to adopt the change during the fourth quarter of 1998 which will result in an additional $81,000 in amortization.

Note 3  NOTES PAYABLE-RELATED PARTIES

Non-interest bearing demand loans were made to the Company by its organizers. The loans were repaid from the proceeds of the common stock offering.

Note 4  LEASE COMMITMENT

The Bank entered into a 69-month triple net lease commitment for its current location. Total building improvement costs were $40,000.
The monthly lease payment of $3,750 was abated for the first 10 months with the first payment due for August 1997.

Future minimum lease payments are as follows:

                              Lease Payments
                              (in thousands)
              1998                 $ 11
              1999                   45
              2000                   45
              2001                   45
              2002                   22
                                   ----
              Total lease payments $168
                                   ====

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

Item 2.  Management's  Discussion and Analysis or Plan of Operation

(a)   PLAN OF OPERATION

PRELIMINARY NOTE: The Company wishes to caution readers not to place undue reliance on any "forward-looking statements" contained in the following discussion, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ORGANIZATION

The Company was incorporated in 1989 as a Michigan corporation. The Company was inactive from the time of its formation until November 1996. The Bank is organized as a Michigan banking corporation with depository accounts insured by the Bank Insurance Fund of the Federal
Deposit Insurance Corporation.   The Bank provides a range of
commercial and consumer banking services primarily in Oakland and western Wayne Counties, including Novi, Farmington, Farmington Hills, Livonia, Northville, and Northville Township. Those services reflect the Bank's intended strategy of serving small to medium size businesses and individual customers in its market area. The Bank's lending activities focused initially on commercial equipment financing, and, to a lesser extent commercial term loans to businesses secured by the assets of the borrower. The Bank originates loans primarily through third party referral sources such as leasing companies and mortgage brokers, many of whom are known to management. The Bank's retail strategy focuses on single-family mortgage loans, home equity loans, and to a lesser extent, other forms of consumer lending. The Bank is offering ATM cards and competitive rates on various deposit products.

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

As of September 30, 1998, the Company had $8.0 million in cash and cash equivalents. In addition, all U.S. Treasury and agency securities are available for sale and have an amortized value of $14.0 million at quarter-end and mature or expect to be called at par within eight months.

Other securities held for sale are primarily Federal Reserve Stock of $0.2 million and $1.0 million principal amount of variable rate corporate debt lower floaters guaranteed by Comerica Bank with market values at par. The lower floaters can be put at par (i.e., sold) at any time.

The Company is considering the desirability and feasibility of raising additional capital through a second public offering of Common Stock or through corporate debt. The proceeds would be contributed to the Bank to support the capital ratios required as a result of anticipated continued growth of the Bank's loan portfolio and deposits. Since beginning operations, the Bank has experienced higher than expected growth of both loans and deposits, which has reduced the Bank's leverage capital ratio (i.e., tier 1 capital divided by total assets) to 11.6%. While banks in general are considered "adequately capitalized" with a 4.0% leverage capital ratio, the Federal banking regulators have required that the Bank maintain a leverage capital ratio of at least 9.0% during its "de novo" status. The Company has not yet decided whether or when to proceed with this capital raising effort, and discussions with outside advisors are in the preliminary stages.

Product Research and Development

Product development over the next 12 months may involve marketing and generating account applications on the Internet, mutual funds, insurance, and other innovative deposit products. During the next three months, the Bank plans to open its second banking office. This branch office will be leased, with leasehold improvements of approximately $80,000. Furniture and equipment purchased for the new location is estimated to be approximately $40,000. The Company is also in the early planning stages to relocate its headquarters and open a third branch sometime in 1999. The Company does not anticipate selling substantial equipment over the next 12 months.

Number of Employees

At September 30, 1998, the Company employed 16 people on a full-time basis. Over the next 12 months the Bank expects to add approximately nine full-time people.

Year 2000 Readiness

The Bank, being a new business, is not burdened with older systems to update. The recently acquired systems are primarily Year 2000
("Y2K") compliant.

The cost to become fully Y2K compliant for both the Company and the Bank is not material. In addition, the Bank is communicating with both vendors and appropriate customers concerning the Y2K compliance issue to help ensure their smooth transition into the next century.

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company experienced its third quarter of positive earnings, with net income of $106,000 for the quarter ending September 30, 1998, which is only the sixth full quarter of operations for the Company. Total assets at the end of the quarter were $89.5 million, which is a year-to-date increase of $38.1 million from the $51.4 million of total assets at December 31, 1997. Total loans outstanding grew to $63.1 million, which is a year-to-date increase of $30.5 million. Loan growth was funded primarily by a $37.9 million increase in deposits, resulting in total outstanding deposits of $78.6 million at September 30, 1998.

The $106,000 net income for the quarter ending September 30, 1998 was an increase of $276,000 over the same quarter last year. Net interest income before allowances for loan losses increased $394,000, to $668,000, primarily due to an increase in volume in earning assets. The provision for loan losses increased $23,000 to $155,000. Other operating income went up $209,000 due mostly to operating lease income of $206,000 resulting from a $2.8 million operating lease recorded during the third quarter of 1998. Other operating expense went up $304,000. Salaries and employee benefits went up $64,000 due to additional employees. Equipment expense increased $183,000 due to operating lease equipment depreciation expense of $177,000. Professional fees went up $25,000 due to additional independent auditor, mortgage consulting, and operating lease broker fees.

On a year-to-date basis, net income was $257,000, an increase of $755,000 from the loss last year of $498,000 for the comparable nine-month period. Net interest income before allowances for loan losses increased $1,239,000 due primarily to increased loan volume. Last year at this time, the Company had only been operational for less than seven months and had only $20.3 million in loans, compared to $63.1 million in loans at September 30, 1998. Provisions for loan losses increased $115,000 to $380,000, also due to increased loan volume. Other operating income went up $238,000, primarily due to $206,000 operating lease income and additional loan participation fees, official check fees and letters of credit fee income. Other operating expense increased $607,000, to $1,332,000. Salaries and employee benefits went up $250,000 due to additional employees and a full nine months of operation this year as compared to less than seven months of full operations for the same comparable time last year. Equipment expense increased $204,000 due primarily to operating lease depreciation of $206,000. Professional fees went up $61,000 due mostly to increases in independent auditor, mortgage consulting, and operating lease broker fees.

There have been no loan charge-offs to date. The Company is taking a conservative position in allocating 1.34% in loan loss reserves to its total loan portfolio.

Net income per average primary share outstanding was $0.08 for the quarter ended September 30, 1998, and $0.20 per average primary share outstanding on a year-to-date basis. On a fully diluted average share outstanding basis, net income was $0.08 per share for the quarter ended September 30, 1998 and $0.19 per share year-to-date.

The categories of loans outstanding at September 30, 1998, in dollars and as a percentage of total loans outstanding are as follows:

                                    (dollars in thousands)
                                             Percentage of
Loan Category                       Amount    Total Loans
-------------                      -------   -------------
Commercial loans discounted       $ 47,286       74.9%
Commercial loans direct              7,329       11.6%
Lines of credit                      3,190        5.1%
Commercial real estate               1,321        2.1%
Mortgage, home equity and
   Installment loans                 3,994        6.3%
                                    ------      -----
      Total Loans                 $ 63,120      100.0%
                                    ======      =====

At September 30, 1998, there were no non-accrual loans and only four loans totaling $91,000 that were 30 to 59 days past due, which represented only 0.1% of total loans. There were only two loans totaling $13,000 60 to 89 days past due and there were no loans past due 90 days or more. There is one $8,000 loan classified as substandard. The loan is current and has been fully reserved for. No actual losses are anticipated from past due loans in the substandard loan.

                          PART II--OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

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

DATED: November 12, 1998

                                 EXHIBIT INDEX

Exhibit      Description
-------    -----------
27           Financial Data Schedule (EDGAR filing only)