Form 10KSB
period 1998-12-31
MICHIGAN HERITAGE BANCORP INC
filed 1999-03-29
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 1998

                                      OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                      Commission file number: 333-17317

                       MICHIGAN HERITAGE BANCORP, INC.
            (Exact name of registrant as specified in its charter)

           Michigan                                        38-3318018
           --------                                        ----------
(State or other jurisdiction of                         (I.R.S. employer
 incorporation or organization)                         identification no.)

                   21211 Haggerty Road, Novi, MI 48375-5306
                   ----------------------------------------
            (Address of principal executive offices with zip code)

                                 248-380-6590
                                 ------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes: [X]     No: [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recently completed fiscal year:
$6,693,000

The aggregate market value of the voting and no-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 15, 1999, was $10,120,000.

As of March 15, 1999, there were 1,265,000 shares of Common Stock of the Issuer issued and outstanding.

Traditional Small Business Disclosure Format (check one): Yes: [ ] No: [X]

Portions of the registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders to be held April 29, 1999, to the extent expressly so stated herein, are incorporated by reference into Part III of this Report.

                              TABLE OF CONTENTS

PART I                                                                    Page

Item 1     Description of Business                                           2
Item 2     Description of Properties                                         6
Item 3     Legal Proceedings                                                 6
Item 4     Submission of Matters to a Vote of Security Holders               6

PART II

Item 5     Market for Common Equity and Related Stockholder Matters          7
Item 6     Management's Discussion and Analysis and Plan of Operation        7
Item 7     Financial Statements                                             13
Item 8     Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure                                13

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
                    Compliance With Section 16(a)                           14
Item 10    Executive Compensation                                           14
Item 11    Security Ownership of Certain Beneficial Owners and Management   14
Item 12    Certain Relationships and Related Transactions                   14
Item 13    Exhibits, List and Reports on Form 8-K                           14

Signatures                                                                  45

Exhibit Index                                                               46




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

PART I

Item 1.           Description of Business.

General

Michigan Heritage Bancorp, Inc. (the "Company") was incorporated in 1989 as a Michigan corporation and was inactive from the time of its formation until November 1996. Michigan Heritage Bank, the Company's wholly-owned subsidiary (the "Bank"), is a Michigan banking corporation with depository accounts insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The Bank provides a range of commercial and consumer banking services primarily in Oakland and western Wayne counties including Novi, Farmington, Farmington Hills, Livonia, Northville, Northville Township, and Troy.

The Bank's present lending activities are primarily focused on commercial equipment financing and commercial term loans to businesses secured by the assets of the borrower. The Bank originates loans primarily through third party referral sources such as leasing companies and mortgage brokers, many of whom are known to management. The bank's retail strategy focuses on single-family mortgage loans, home equity loans, and, to a lesser extent, other forms of consumer lending. The Bank offers ATM cards, competitive rates on various deposit products and other attractive products and services. Those services reflect the Bank's intended strategy of serving small- to medium-sized businesses and individual customers in its market area.

The Bank's main office is currently located along the rapidly developing Haggerty road corridor in the southeast corner of Novi, Michigan. The Bank leases and has renovated a former bank branch building. The communities that comprise the Bank's primary service area are Novi, Farmington, Farmington Hills, Livonia, Northville, Northville Township, and Troy. Management believes these communities have an expanding and diverse economic base, which includes a wide range of small- to medium-sized business engaged in manufacturing, high technology research and development, computer services and retail. The Bank's secondary service area is the remaining portions of Oakland County and Wayne County not included within the primary service area.

In January 1999, the Company opened its second location in Troy, Michigan. The branch office is leased with leasehold improvements of approximately $80,000. Furniture and equipment purchased for the new location is approximately $50,000. Over the next 12 months, the Company is planning to relocate its headquarters to Farmington Hills, Michigan which is approximately seven miles from its current headquarters in Novi, Michigan. The Novi location will remain as a branch and a third branch will be located on the first floor of the new headquarters building. Additional equipment for its new headquarters is estimated to be approximately $400,000. Minimal leasehold improvement costs are expected and the annual rent net of expected rental income is $213,000.

Lending

The Bank's lending activities include commercial equipment leases, direct financing leases, commercial loans, commercial real estate loans, residential mortgage loans, home equity loans, and consumer installment loans. The Bank considers a loan impaired when it is probable that all interest and principal will not be collected. For the period ended December 31, 1998, impaired loans were $2,096,000 due to a single customer situation. Specific allowances for impaired loans were $820,000 at year end 1998. Management believes the total specific allowances for impaired loans will adequately provide for expected charge-offs for the single customer situation. Management is not aware of any other potential problem loans which could have a material effect on the Bank's operating results, liquidity, or capital resources. Furthermore, except for the single customer situation above, management is not aware of any other factors that would cause future net loan charge-offs, in total and by loan category, to significantly differ from those experienced by institutions of similar size.

The following table sets forth outstanding loan balances at December 31, 1998 and 1997, by category of loan.


                                           ($ in thousands)
                                       Amount as of December 31,
Type of Loan                                1998       1997
------------                                ----       ----

Commercial, financial and agricultural     $75,968   $30,506
Real estate--construction                        0         0
Real estate--mortgage                        4,454     1,981
Installment loans to individuals               137       118
Lease financing                              1,042         0
                                           -------   -------
         Total loans                       $81,601   $32,605

The Bank has made only domestic loans.

Allowance for Loan Losses
The following table summarizes changes in the allowance for loan and lease losses arising from additions to the allowance which have been charged to expense, selected ratios, and the allocation of the allowance for loan losses.

                                                     ($ in thousands)
                                              For the Year Ended December 31,
                                                     1998       1997
                                                     ----       ----

Average loans outstanding                          $53,368    $11,206
Total loans at year end                             81,601     32,605
Allowance for loan losses at
  beginning of period                                  467          0
Provision charged to expense                         1,349        467
Loan charge-offs during the period                       0          0
Loan recoveries during the period                        0          0
Allowance for loan losses at end of year             1,816        467
Ratio of net charge-offs during the period to
  average loans outstanding                            n/a        n/a
Allowance for loan losses as a percentage
  of loans at period end                              2.23%      1.43%

Specific allowance for impaired loans                  820          0
Unallocated allowance                                  996        467
  Total allowance for loan losses                    1,816        467

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

Deposits

The following table summarizes certain information regarding deposits with the Company.

                                              ($ in thousands)
                                     For the Year Ended December 31,
                                       1998                  1997
                                 ------------------   -------------------
                                 Average              Average
Type of Deposit                  Amount   Rate Paid   Amount    Rate Paid
---------------                  -------  ---------   -------   ---------
Noninterest bearing demand
  deposits                      $   753     0.00%     $   291     0.00%
Interest bearing checking
  and money market deposits       5,632     4.85        1,236     4.94%
Savings deposits                     66     3.03          157     5.73%
Time deposits                    57,040     5.94       15,704     6.08%
                                -------     ----       ------     ----
         Total deposits         $63,491     5.77%     $17,388     5.89%

The Bank has no foreign banking offices.

Return on Equity and Assets

The following table contains selected ratios for the Company:

                                For the Year Ended December 31,
                                      1998          1997
                                      ----          ----
Return on average total assets       (0.15)%      (2.30)%
Return on average equity             (1.09)%      (7.01)%
Dividend payout ratio                  n/a          n/a
Average equity to average assets     13.94%        32.77%

Supervision and Regulation

The Company is registered as a bank holding company and, as such, is subject to the supervision of and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended ("BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board and is required to file periodic reports of its operations and such additional information as the Federal Reserve Board may require. The company is also required to file periodic reports with, and otherwise comply with the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

In accordance with Federal Reserve Board policy, the Company acts as a source of financial strength to the Bank and is expected to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. In addition, in certain circumstances, a Michigan state bank having impaired capital may be required by the Commissioner of the Financial Institutions Bureau of the State of Michigan (the "Commissioner") either to restore the bank's capital by a special assessment upon its shareholders or to initiate the liquidation of the bank.

The Bank is a Michigan banking corporation and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") under the Bank Insurance Fund. As a FDIC-insured, Michigan-chartered bank, and a member of the Federal Reserve System, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the Federal Reserve Board, as the Bank's primary federal regulator. These agencies and federal and state law extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts and the safety and soundness of banking practices.

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

Employees

At December 31, 1998, the Company employed 17 people on a full-time basis including two customer service representatives for the Bank's new Troy branch opened in January 1999. Over the next 12 months the Bank expects to add seven full-time people: one full-time bank operations assistant, one full-time loan credit analyst, three full-time staff accountants, and two full-time customer service representatives for a third branch to be located within the new headquarters building.

Competition

The Company and the Bank face strong competition for deposits, loans and other financial services from numerous Michigan and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, equipment leasing companies, insurance companies, mutual funds, and other lending sources and investment alternatives. Some of the financial institutions and financial service organizations with which the Bank will compete are not subject to the same degree of regulation as the Bank. Many of the financial institutions aggressively compete for business in the Bank's market areas. Many of these competitors have been in business for many years, have established customer bases, have substantially higher lending limits than the Bank, are larger and will be able to offer certain services that the Bank does not expect to provide in the foreseeable future, including trust services, and international banking services. In addition, most of these entities have greater capital resources than the Bank which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than could the Bank. Additionally, recently passed federal legislation regarding interstate branching and banking and legislation affecting the cost of deposit insurance premiums may act to increase competition in the future from larger out-of-state banks and thrift institutions.

Item 2.           Description of Properties

The Bank leases a 3,000 square foot building at 21211 Haggerty Road, Novi, Michigan 48375 for use as it's main office and the Company's headquarters. The lease term extends until June 30, 2002, at an annual rent of $45,000. The building was originally built in 1988 to be a bank branch and has one drive-up window and three drive-up bays. The building has substantial on-site parking. There is one entrance/exit on Haggerty Road as well as a rear exit to Orchard Hill Place. Access to the main office is available to Oakland and Wayne County residents by using I-275, I-96, I-696, and Grand River Avenue. As a condition to entering into the lease, the President of the Bank was required to provide a letter of credit to the landlord which can be drawn on if the Bank terminates the lease prior to the expiration of the lease term.

The Bank also leases 500 square feet of office space for the accounting department at Hamilton Building, 33045 Hamilton Court, Suite 107, Farmington Hills, MI 48334. The lease extends until August 14, 1999 at which time the lease may be extended on a monthly basis. The annual rent is $10,000. The accounting department will be relocating to the Bank's new main office which is scheduled to be completed sometime in 1999.

The Bank opened its first branch in January 1999, with 1,500 square feet of office space within a strip mall at 1917 East Big Beaver Road, Troy, MI 48083. The lease extends until January 18, 2004, at an annual rent of $32,000. The branch has two teller windows, two customer service desks, a mutual funds room, and a conference room.

The Bank has signed a lease for 12,500 square feet for a new headquarters including 1,200 square feet for a new branch to be located in Farmington Hills, Michigan. The lease extends until June 30, 2014. Additional equipment for the new headquarters is estimated to be approximately $400,000. Minimal leasehold improvement costs are expected and the annual rent net of expected rental income is $213,000.

Item 3.           Legal Proceedings.

None

Item 4.           Submission of Matters to a Vote of Security Holders.

Not applicable.

                                   PART II

Item 5.           Market for Common Stock and Related Stockholder Matters.

The Company's common stock is traded in the over-the-counter market and quotations are reported on the OTC Bulletin Board under the symbol "MHBC". There were approximately 70 holders of record as of December 31, 1998. Included among the 70 holders of record are investment firms with an undetermined number of clients owning the Company's common stock. The Company paid a 10% common stock dividend on June 15, 1998. There were no cash dividends paid during either 1998 or 1997.

The following table sets forth the quarterly high and low bid price per share during each of the four quarters in 1998 and 1997 (since the date of our public offering). These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                   High/Low
                                   --------
      1998    4th Quarter      $10.50 / $ 8.00
              3rd Quarter      $12.00 / $ 9.00
              2nd Quarter      $14.50 / $12.00
              1st Quarter      $14.50 / $10.75

      1997    4th Quarter      $13.00 / $10.00
              3rd Quarter      $13.25 / $ 9.25
              2nd Quarter      $10.75 / $ 9.25
              1st Quarter      $10.75 / $ 9.75


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion addresses material factors affecting the financial condition and results of the Company. This discussion should be read in conjunction with the audited financial statements, footnotes and supplemental financial data presented elsewhere in this report.

The Company was in the development stage during 1996 and the first two months and nine days of 1997. The Company completed an initial public offering of common stock during February and March 1997. On March 10, 1997, Michigan Heritage Bank opened for business. As of December 31, 1998, the Bank had been operational almost 22 months and had completed its first full fiscal year of operations.

Results of Operation

The Company earned its first monthly profit in January 1998, which was only its 10th full month of operation. This quick breakeven result is attributable directly to controlled growth of both deposit and loan portfolios coupled with lower than average overhead expense. Quarterly profits for the first three quarters of 1998 were $73,000 for the first quarter, $78,000 for the second quarter, and $106,000 for the third quarter. The fourth quarter of 1998 incurred a $370,000 net loss due primarily to a pretax adjustment of $795,000 ($525,000 net of tax) in additional provision for possible loan losses due to a single customer that filed for protection under the bankruptcy laws, which is not indicative of the overall loan portfolio, and a pretax charge of $100,000 ($66,000 net of tax) in organizational costs expensed due to a change in an accounting principle.

As a result, the Company reported a loss of only $113,000 for 1998 compared to a $602,000 loss for 1997, a $489,000 improvement over 1997. For 1996, the Company incurred a loss of $68,000 due to being in the development stage and having no revenues from operations.

Quarterly losses for 1997 were $81,000 for the first quarter (only 16 business days of operation), $247,000 for the second quarter, $170,000 for the third quarter, and $104,000 for the fourth quarter (which included a provision for loan losses of $202,000).

For 1998, the return on average equity was -1.09% and the return for average assets was -0.15%. While there were no cash dividends paid during 1998, the Board of Directors declared and distributed a 10% common stock dividend during the second quarter of 1998.

The Bank is providing loan reserves at 1.25% of loans outstanding except for $2,096,000 classified by Management at December 31, 1998, as impaired resulting from the single customer situation mentioned above. The 1.25% reserve is, in management's opinion, a conservative loan reserve position relative to the overall quality of the loan portfolio. Specific allowances for impaired loans were $820,000. Management believes the total specific allowances for impaired loans will adequately provide for expected charge-offs for the single customer situation. Management is working diligently to protect the Bank's rights and to minimize net charge-offs resulting from this single customer situation. There have been no loan charge-offs during 1998 or 1997.

The Company's total assets at the end of 1998 amounted to $100.3 million compared to $51.4 million at the end of 1997, an increase of $48.9 million or over 95%. The increase was primarily due to a $48.8 million increase in deposits and borrowed funds. This increase was utilized primarily to make new loans, and total loans increased $49.0 million, to $81.6 million at December 31, 1998.

The Company's total assets at year end 1997 increased $51.2 million over year end 1996 mostly due to $10.9 million of net proceeds from the initial public offering in February and March 1997 and over $40.7 million in deposits being generated during the remaining 10 months of 1997. These funds provided were invested primarily in loans amounting to $32.6 million and other investments and cash and due from banks totaling $18.4 million. Approximately $384,000 was invested in bank premises and equipment.

The Bank's loan portfolio at the end of 1998 consisted of approximately 78% discounted loans (i.e., leases originating from known independent brokers which are discounted and booked as commercial loans on the Bank's books), 9% direct commercial loans, 2% commercial real estate, 5% lines of credit, 5% residential mortgages and home equity loans, and 1% in direct financing leases. The loans were funded primarily by deposits consisting mostly of time deposits which represent over 88% of total deposits. Additional loan information can be found elsewhere in this report in the Notes to Consolidated Financial Statements.

The largest source of the Company's revenues is net interest income. Net interest income is the spread between interest income on loans and investments and interest expense on deposits and borrowed funds. Two statistics used to measure net interest income are (1) net interest spread and (2) net interest margin. Net interest spread is the difference between the average yield on interest-earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin is expressed as net interest income divided by average interest-earning assets. Net interest margin is greater than net interest spread due to the interest income earned on interest-earning assets funded by non-interest-bearing liabilities such as non-interest bearing demand deposits, escrow accounts and stockholders' equity.

Table 1 presents the Company's average balance sheets, net interest spread and net interest margin for the three years ended December 31, 1998. Net interest income for 1998 increased $1,544,000 or over 172% to $2,440,000 as compared to $896,000 for 1997. Net interest income for 1996 was only $1,000.

Table 1

Michigan Heritage Bancorp, Inc.
Consolidated Average Balance Sheets and Analysis of Net Interest Income
For the Years Ended December 31 (Taxable Equivalent Basis)
($000s)
                                                    1998                           1997                        1996
                                        ----------------------------    -------------------------   --------------------------
                                                             Average                      Average                      Average
                                        Average               Yield/    Average            Yield/   Average             Yield/
                                        Balance     Interest   Rate     Balance  Interest   Rate    Balance   Interest   Rate
                                        -------     -------- -------    -------  -------- -------   -------   -------- -------
Assets
      Interest bearing balances
        in other banks                  $  2,743    $   146    5.32 %   $ 1,734   $  103    5.94%   $   25   $     1     4.00%
      Federal funds sold                   4,198        224    5.34       3,868      211    5.46        --        --       --
      Taxable investment securities       12,231        685    5.60       8,278      474    5.73        --        --       --
      Loans                               53,368      5,051    9.46      11,206    1,132   10.10        --        --       --
                                        --------    -------   -----     -------   ------   -----    ------   -------    -----
          Total earning assets            72,540      6,106    8.42      25,086    1,920    7.65        25         1     4.00

      Cash and due from banks                558                            676                          9
      Allowance for loan losses             (694)                          (131)                        --
      Operating lease equipment, net         858                             --                         --
      Other assets                         1,059                            589                         88
                                        --------                        -------                     ------
          Total assets                  $ 74,321                        $26,220                     $  122
                                        ========                        =======                     ======

Liabilities and Stockholders' Equity
      Interest on checking and
         Money market deposit accounts  $  5,632    $   273    4.85%    $ 1,236    $  61    4.94%   $  --    $    --       --%
      Savings  deposits                       66          2    3.03         157        9    5.73       --         --       --
      Other time deposits
         less than $100,000               40,253      2,393    5.94      10,134      615    6.07       --         --       --
      Time deposits $100,000
         and greater                      16,787        998    5.95       5,570      339    6.09       --         --       --
      Borrowed funds                           5        --     5.25         --       --       --       --         --       --
                                        --------    -------   -----     -------   ------   -----    ------   -------    -----
          Total interest bearing
             liabilities                  62,743      3,666    5.84      17,097    1,024    5.99       --         --       --
                                                    -------   -----               ------   -----             -------    -----
      Other deposits, non-interest
         bearing                             753                            291                        --
      Other liabilities                      467                            241                        156
      Stockholders' equity                10,358                          8,591                        (34)
                                        --------                        -------                     ------
          Total liabilities and
            stockholders' equity        $ 74,321                        $26,220                     $  122
                                        ========                        =======                     ======

Net interest income on a taxable
  equivalent basis                                  $ 2,440                       $  896                     $     1
                                                    =======                       ======                     =======

Net interest rate spread on a
  taxable equivalent basis                                     2.58%                        1.66%                        4.00%
                                                              =====                        =====                        =====

Cost of earning assets                                         5.05%                        4.08%
                                                              =====                        =====

Net interest margin on a taxable
  equivalent basis                                             3.37%                        3.57%                        4.00%
                                                              =====                        =====                        =====
Net interest-earning assets to
  interest-bearing liabilities               116%                           147%                      n/a
                                        ========                        =======                     ======
Net income after taxes                  $   (113)                       $  (602)                    $  (68)
                                        ========                        =======                     ======
Return on equity                           (1.09)%                        (7.01)%
                                        ========                        =======
Return on assets                           (0.15)%                        (2.30)%
                                        ========                        =======
Dividend payout ratio                        --  %                           -- %
                                        ========                        =======
Equity to assets ratio                     13.94%                         32.77%
                                        ========                        =======

An analysis of the Company's change in net interest income is presented in Table 2. The $1,544,000 net interest income increase in 1998 resulted from a $1,840,000 increase due to increases in average balances offset by a $296,000 decrease due to changes in both yield/rate and mix. Net interest income for 1996 was only $1,000 due to the Company being in a development stage. Consequently, the $895,000 change in net interest income for 1997 came primarily from a mix of both volume and yield/rate changes as indicated in Table 2. Loan fee income included in loan interest income was $189,000 and $82,000 for 1998 and 1997, respectively. Nonaccrual loans had an insignificant effect on net interest income due to the average amount of nonaccrual loans being insignificant for 1998. There were no nonaccrual loans for 1997 or 1996.

Table 2

Michigan Heritage Bancorp, Inc.
Analysis of Net Interest Income Changes (Taxable Equivalent Basis)
($000s)
                                                              1998 Compared to 1997
                                                    -------------------------------------------
                                                                      Volume &
                                                                     Yield/Rate
                                                     Volume    Yield/Rate      Mix        Total
                                                     ------    ----------      ---        -----
Increase (Decrease) in Interest Income
       Interest bearing balances in other banks     $    60     $   (11)    $    (6)    $    43
       Federal funds sold                                18          (5)       --            13
       Taxable investment securities                    226         (10)         (5)        211
       Loans                                          4,259         (71)       (269)      3,919
                                                    -------     -------     -------     -------
            Total interest income change              4,563         (97)       (280)      4,186

Increase (Decrease) in Interest Expense
       Interest on checking and
          Money market deposit accounts                 217          (1)         (4)        212
       Savings deposits                                  (5)         (4)          2          (7)
       Other time deposits less than $100,000         1,828         (13)        (37)      1,778
       Time deposits $100,000 and greater               683          (8)        (16)        659
       Borrowed funds                                  --          --          --          --
                                                    -------     -------     -------     -------
            Total interest expense change             2,723         (26)        (55)      2,642
                                                    -------     -------     -------     -------
       Increase (decrease) in net interest
            income on a taxable equivalent basis      1,840         (71)       (225)      1,544
       Taxable equivalent adjustment                   --          --          --          --
                                                    -------     -------     -------     -------
            Net interest income change              $ 1,840     $   (71)    $  (225)    $ 1,544
                                                    =======     =======     =======     =======
                                                             1997 Compared to 1996
                                                     -------------------------------------
                                                                  Volume &
                                                                 Yield/Rate
                                                     Volume   Yield/Rate    Mix      Total
                                                     ------   ----------    ---      -----
Increase (Decrease) in Interest Income
       Interest bearing balances in other banks       $    68   $ --    $    34    $   102
       Federal funds sold                                --       --        211        211
       Taxable investment securities                     --       --        474        474
       Loans                                             --       --      1,132      1,132
                                                      -------   ----    -------    -------
            Total interest income change                   68     --      1,851      1,919

Increase (Decrease) in Interest Expense
       Interest on checking and
          Money market deposit accounts                  --       --         61         61
       Savings deposits                                  --       --          9          9
       Other time deposits less than $100,000            --       --        615        615
       Time deposits $100,000 and greater                --       --        339        339
       Borrowed funds                                    --       --       --         --
                                                      -------   ----    -------    -------
            Total interest expense change                --       --      1,024      1,024
                                                      -------   ----    -------    -------
       Increase (decrease) in net interest
            income on a taxable equivalent basis           68     --        827        895
       Taxable equivalent adjustment                     --       --       --         --
                                                      -------   ----    -------    -------
            Net interest income change                $    68   $ --    $   827    $   895
                                                      =======   ====    =======    =======

The net interest spread for 1998 of 2.58% increased 0.92% or 92 basis points ("bps") over the 1.66% spread for 1997. The 1998 average yield on earning assets of 8.42% increased 77 bps over 1997 primarily due to the change in mix of earning assets. In 1998, higher yielding loans were on average over 73% of total earning assets with the remaining balance in lower yielding investment securities (Table 3) and short term funds. In 1997, higher yielding loans on average were less than 45% of total earning assets since the Bank had only been open since March, 1997. The 5.84% cost of interest-bearing liabilities for 1998 decreased 15 bps from 5.99% in 1997 due primarily to higher costing time deposits (Table 4) being repriced at lower rates in 1998. The cost of interest-bearing liabilities for 1998 and 1997 reflect slightly higher market rates being paid on time deposits. These higher rates were paid to attract and retain depositors since the Bank is relatively new. The Bank also does not yet have an extensive branch network, with corresponding higher operating expenses, to draw deposits which creates additional pressure to pay higher rates to attract deposits.

Table 3

Michigan Heritage Bancorp, Inc.
Consolidated  Investment Maturity  Analysis
As of December 31, 1998 and 1997 (Taxable Equivalent Basis)
($000s)
                                                              1998
                                         ----------------------------------------------
                                                      Available for Sale (a)
                                         ----------------------------------------------
                                            U.S. Treasury and
                                              other government        Federal Reserve
                                         agencies and corporations     Bank Stock (b)
                                         ------------------------- --------------------
                                          Amortized                Amortized
                                             Cost         Yield       Cost        Yield
                                          ---------       -----    ---------      -----
Due in one year or less                     $4,971        5.23%      $  236        6.00%
Due after one year through five years           --          --           --          --
Due after five years through ten years       2,011        5.76           --          --
Due after ten years                          1,001        5.75           --          --
                                            ------        ----       ------        ----
        Total                               $7,983        5.43%      $  236        6.00%
                                            ======        ====       ======        ====
                                                                          1997
                                        ------------------------------------------------------------------------
                                             Held to Maturity                      Available for Sale
                                        -----------------------    ---------------------------------------------
                                            U.S. Treasury and
                                             other government                                 Federal Reserve
                                        agencies and corporations   Corporate Bonds (c)         Bank Stock (b)
                                        -------------------------  --------------------     --------------------
                                          Amortized                Amortized                Amortized
                                             Cost         Yield       Cost        Yield        Cost        Yield
                                          ---------       -----    ---------      -----     ---------      -----
Due in one year or less                     $8,565        5.83%      $   --          --       $  236        6.00%
Due after one year through five years           --          --           --          --           --          --
Due after five years through ten years          --          --        2,000        5.99%          --          --
Due after ten years                             --          --        3,000        5.95%          --          --
                                            ------        ----       ------        ----       ------        ----
        Total                               $8,565        5.83%      $5,000        5.97%      $  236        6.00%
                                            ======        ====       ======        ====       ======        ====

(a) There were no securities Held to Maturity as of December 31, 1998. Expected maturities will differ from contractual maturities. Issuers may have the right to call or prepay obligations.

(b)   The dividend yield on Federal Reserve Bank Stock has historically been
      6.00 percent.

(c) All of the corporate bonds included in 1997 are variable rate "lower floater" securities priced weekly. First Chicago NBD is an additional obligor for $3,500 of the above corporate bonds and Comerica Bank is an additional obligor for the remaining $1,500 corporate bonds.

Table 4

Michigan Heritage Bancorp, Inc.
Consolidated  Time Certificates of Deposit Maturity Analysis
As of December 31, 1998
($000s)

                                                Under       $100,000
                                              $100,000      and over
                                               -------      -------
Due in three months or less                    $ 9,919      $ 4,035
Due over three months through six months         9,033        5,874
Due over six months through twelve months       23,183        6,705
Due over twelve months                          11,907        7,155
                                               -------      -------
        Total                                  $54,042      $23,769
                                               -------      -------

The 3.37% net interest margin for 1998 is a 20 bps decrease from the 3.57% net interest margin for 1997. While the yield on earning assets went up 77 bps in 1998, the cost of earning assets went up 97 bps, 5.05% in 1998 compared to 4.08% in 1997. The increase in this cost is due to more interest-bearing liabilities being used to fund interest-earning assets in 1998 than in 1997, when non-interest bearing capital supported a greater percentage of earning assets. The ratio of net interest-bearing assets to interest-bearing liabilities fell from 147% in 1997 to 116% in 1998, due to the growth in both assets and liabilities and the relatively smaller portions of total assets represented by stockholders' equity.

Other non-interest income of $587,000 for 1998 increased $581,000 over 1997, primarily due to $515,000 in rental income from an operating lease acquired in 1998. The remaining $72,000 of non-interest income for 1998 principally consisted of loan servicing fees, service charges on deposit accounts and float income from an outside vendor for cashiers checks sold. Non-interest income for 1997 was only $6,000 and there was no non-interest income for 1996 as the Company was in the development stage.

Non-interest expense for 1998 was $2,056,000 which represents a $1,019,000 increase over 1997. Salaries and employee benefits increased $389,000 due to six additional paid staff members being added during 1998, accrued bonuses, and the implementation of a 401(k) match. Depreciation on property for the Bank's operating lease was $443,000. Remaining other expenses increased a net of $187,000 primarily due to the Bank being operational for its first full fiscal year in 1998. Total other expense for 1996 was $69,000 mostly due to the one full-time equivalent staff member being paid for nine months in 1996.

Financial Condition

The Company's current cash projections indicate adequate cash balances. The Bank has additional line of credit facilities with national lending institutions to add funding capacity. Management has also established a network of banks that can be used to sell or participate a portion of its loan portfolio. These techniques allow the Bank to service its business relationships and generate fee and servicing revenue.

The Company's liquidity remained adequate throughout 1998. As of December 31, 1998, the Bank had $8.3 million in cash and cash equivalents including $4.2 million in Federal funds sold and $3.8 million in interest-bearing balances in other banks which are immediately available assets. In addition, investment securities with a total book value of $5.0 million mature within the next 12 months. The Bank has also proven its ability to attract deposits and build a stable deposit base from which to fund loans.

The Bank is subject to various regulatory capital requirements and as a "de novo" or start-up bank, the minimum for the Tier 1 leverage ratio is 9.0%. Normally, to be considered adequately capitalized, the Bank must maintain a Tier 1 leverage ratio of 4.0%. The Bank's Tier 1 leverage ratios were 9.1% and 30.0% at December 31, 1998 and 1997, respectively. The Bank plans on maintaining at least a 9.0% Tier 1 leverage ratio throughout its de novo status and to remain well-capitalized thereafter.

Additional information concerning capital is found in Note 16, "Regulatory Matters" in the Notes to Consolidated Financial Statements.

Year 2000 Readiness

The Bank, being a new business, does not have major issues concerning older systems to update. The recently acquired new systems are all now primarily Year 2000 ("Y2K") compliant. All applicable components of both the Company and the Bank have been identified and addressed as to being Y2K compliant.

The cost to become fully Y2K compliant for both the Company and the Bank was not material. In addition, the Bank is communicating with both vendors and appropriate customers concerning Y2K compliance to help ensure their smooth transition into the next century.

Item 7.       Financial Statements.

The consolidated financial statements of the Company and its subsidiary, together with the report thereon of Plante & Moran, LLP, included in this report under this item are listed under Item 13 of this report. No supplementary financial statement schedules are required to be filed with this report.

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

Item 13.     Exhibits, List and Reports on Form 8-K

(a) The following financial statements and financial statement schedules are filed with this report:

                                                                        Page
                                                                       Number
                                                                       ------
1.  Financial Statements:
    Report of Independent Auditors                                        16
    Consolidated Balance Sheets at December 31, 1998 and 1997             17
    Consolidated Statements of Changes in Stockholders' equity for the
             Years ended December 31, 1998, 1997 and 1996                 18
    Consolidated Statements of Operations for the years ended
             December 31, 1998, 1997 and 1996                             19
    Consolidated Statements of Cash Flows for the years ended
             December 31, 1998, 1997 and 1996                             20
    Notes to Consolidated Financial Statements                            21

2.  Financial Statement Schedules: None

(b) Reports on Form 8-K.

    No Current Reports on Form 8-K were filed during the quarter ended December 31, 1998.

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

27       Financial Data Schedule (EDGAR filing only) (filed herewith)

________________
Management contract or compensatory plan or arrangement.

                         Independent Auditors' Report



To the Board of Directors and Stockholders
Michigan Heritage Bancorp, Inc.


We have audited the consolidated balance sheet of Michigan Heritage Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of changes in stockholders' equity, operations and cash flows for each year in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michigan Heritage Bancorp, Inc. and subsidiary as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each year in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




January 20, 1999

Michigan Heritage Bancorp, Inc.
-----------------------------------------------------------------------------
                                                   Consolidated Balance Sheet
                                        (000s omitted, except per share data)

                                                                December 31
                                                          ----------------------
                                                            1998          1997
                                                            ----          ----
                       Assets

Cash and Cash Equivalents
   Cash and due from banks                                $     277    $     283
   Interest-bearing deposits with other banks                 3,781        2,600
   Federal funds sold                                         4,200        1,764
                                                          ---------    ---------
         Total cash and cash equivalents                      8,258        4,647

Investment Securities Held to Maturity (Note 2)                  --        8,565

Securities Available for Sale (Note 2)                        8,233        5,236

Loans (Note 3)
   Commercial                                                75,968       30,506
   Direct financing leases (Note 5)                           1,042           --
   Real estate                                                3,444        1,703
   Installment                                                  137          118
   Home equity                                                1,010          278
                                                          ---------    ---------
         Total loans                                         81,601       32,605

   Less allowance for loan losses (Note 4)                   (1,816)        (467)
                                                          ---------    ---------
         Net loans                                           79,785       32,138

Bank Premises and Equipment (Note 6)                            453          384
Property on Operating Lease (Note 7)                          2,332           --
Deferred Income Taxes (Note 9)                                  590           --
Interest Receivable and Other Assets                            616          468
                                                          ---------    ---------
         Total assets                                     $ 100,267    $  51,438
                                                          =========    =========

         Liabilities and Stockholders' Equity

Liabilities
   Deposits (Note 8):
      Interest-bearing                                    $  86,612    $  40,403
      Noninterest-bearing                                     1,042          325
                                                          ---------    ---------
         Total deposits                                      87,654       40,728

   Short-term borrowings                                      1,750           --
   Interest payable and other liabilities                       822          565
                                                          ---------    ---------
Total liabilities                                            90,226       41,293

Stockholders' Equity
   Preferred stock - No par value:
      Authorized - 500,000 shares
      Issued and outstanding - None                              --           --
   Common stock - No par value (Note 13):
      Authorized - 4,500,000 shares
      Issued and outstanding - 1,265,000 shares in 1998
         and 1,150,000 shares in 1997                        12,482       10,815
   Accumulated deficit                                       (2,450)        (670)
   Accumulated other comprehensive income (Note 1)                9           --
                                                          ---------    ---------
         Total stockholders' equity                          10,041       10,145
                                                          ---------    ---------
         Total liabilities and stockholders' equity       $ 100,267    $  51,438
                                                          =========    =========

Michigan Heritage Bancorp, Inc.
-----------------------------------------------------------------------------
                    Consolidated Statement of Changes in Stockholders' Equity
                                        (000s omitted, except per share data)

                                                                                           Accumulated
                                                   Common                                      Other
                                                   Shares       Capital      Accumulated   Comprehensive
                                                Outstanding      Stock         Deficit         Income        Total
                                                -----------     -------      -----------   --------------    -----
Balance - Inception                                     --     $       --     $       --     $       --    $       --
Issuance of common stock                                 1             --             --             --            --
Comprehensive loss - Net loss                           --             --            (68)            --           (68)
                                                ----------     ----------     ----------     ----------    ----------
Balance - December 31, 1996                              1             --            (68)            --           (68)

Public stock offering                            1,150,000         11,500             --             --        11,500
Retirement of initial share                             (1)            --             --             --            --
Stock offering costs                                    --           (685)            --             --          (685)
Comprehensive loss - Net loss                           --             --           (602)            --          (602)
                                                ----------     ----------     ----------     ----------    ----------
Balance - December 31, 1997                      1,150,000         10,815           (670)            --        10,145

Comprehensive loss:
   Net loss                                             --             --           (113)            --          (113)
   Change in net unrealized gain
      on securities available for
      sale, net of tax effect of $5 (Note 1)            --             --             --              9             9
                                                                                                           ----------
Total comprehensive loss                                                                                         (104)

Stock dividend (Note 13)                           115,000          1,667         (1,667)            --            --
                                                ----------     ----------     ----------     ----------    ----------
Balance - December 31, 1998                      1,265,000     $   12,482     $   (2,450)    $        9    $   10,041
                                                ==========     ==========     ==========     ==========    ==========

Michigan Heritage Bancorp, Inc.
-----------------------------------------------------------------------------
                                         Consolidated Statement of Operations
                                        (000s omitted, except per share data)

                                                                 Year Ended December 31
                                                            -------------------------------
                                                             1998        1997        1996
                                                             ----        ----        ----
Interest Income
   Interest and fees on loans                               $ 5,051     $ 1,132     $    --
   Interest and dividends on investments - Taxable              685         474          --
   Interest on federal funds sold                               224         211          --
   Interest on deposits with other banks                        146         103           1
                                                            -------     -------     -------
         Total interest income                                6,106       1,920           1

Interest Expense - Interest on deposits                       3,666       1,024          --
                                                            -------     -------     -------
Interest Income - Before provision for loan losses            2,440         896           1

Provision for Loan Losses (Note 4)                            1,349         467          --
                                                            -------     -------     -------
Net Interest Income                                           1,091         429           1

Other Income
   Service charges on deposit accounts                           72           6          --
   Operating lease rental income (Note 7)                       515          --          --
                                                            -------     -------     -------
         Total other income                                     587           6          --

Other Expenses
   Salaries and employee benefits (Note 12)                     901         512          43
   Occupancy of bank premises (Note 10)                         125          73          14
   Processing                                                    45          26          --
   Supplies                                                      44          23          --
   Marketing                                                    115         112          --
   Equipment expense                                            118          86          --
   Depreciation on property for operating lease                 443          --          --
   Professional fees                                            162          72          --
   Amortization                                                   4          78          --
   Other expenses                                                99          55          12
                                                            -------     -------     -------
         Total other expenses                                 2,056       1,037          69
                                                            -------     -------     -------
Loss - Before income taxes and cumulative effect of change
   in accounting principle                                     (378)       (602)        (68)
Income Tax Benefit (Note 9)                                    (331)         --          --
                                                            -------     -------     -------
Net Loss - Before cumulative effect of change in
   accounting principle                                         (47)       (602)        (68)
Cumulative Effect of Expensing Organizational Costs -
   Net of tax benefit of $34                                    (66)         --          --
                                                            -------     -------     -------
Net Loss                                                    $  (113)    $  (602)    $   (68)
                                                            =======     =======     =======
Loss Per Share (Note 18)                                    $ (0.09)    $ (0.57)    $    --
                                                            =======     =======     =======
Diluted Loss Per Share (Note 18)                            $ (0.09)    $ (0.57)    $    --
                                                            =======     =======     =======

Michigan Heritage Bancorp, Inc.
-----------------------------------------------------------------------------
                                         Consolidated Statement of Cash Flows
                                        (000s omitted, except per share data)

                                                                                      Year Ended December 31
                                                                               -----------------------------------
                                                                                  1998         1997         1996
                                                                                  ----         ----         ----
Cash Flows from Operating Activities
   Net loss                                                                    $   (113)    $   (602)    $    (68)
   Adjustments to reconcile net loss to net cash from
      operating activities:
         Depreciation and amortization                                              545           73           --
         Provision for loan losses                                                1,349          467           --
         Deferred income taxes                                                     (580)          --           --
         Cumulative effect of change in accounting principle                         66           --           --
         Amortization and accretion of securities                                   (83)        (253)          --
         Changes in assets and liabilities:
            Increase in accrued interest receivable and other assets               (229)        (324)        (144)
            Increase in accrued interest payable and other liabilities              257          508           57
                                                                               --------     --------     --------
                 Net cash provided by (used in) operating activities              1,212         (131)        (155)

Cash Flows from Investing Activities
   Proceeds from maturities of available-for-sale securities                     16,000           --           --
   Purchase of available-for-sale securities                                    (18,935)      (5,236)          --
   Proceeds from maturities of held-to-maturity securities                        8,600        7,600           --
   Purchase of held-to-maturity securities                                           --      (15,912)          --
   Increase in loans                                                            (48,996)     (32,605)          --
   Operating lease equipment                                                     (2,775)          --           --
   Premises and equipment expenditures                                             (171)        (424)         (33)
                                                                               --------     --------     --------
                 Net cash used in investing activities                          (46,277)     (46,577)         (33)

Cash Flows from Financing Activities
   Net increase in interest-bearing and noninterest-bearing
      demand accounts                                                             7,448        2,395           --
   Net increase in time certificates                                             39,478       38,333           --
   Proceeds from short-term borrowings                                            1,750           --           --
   Proceeds from related party notes payable                                         --           10          255
   Payments on related party notes payable                                           --         (265)          --
   Proceeds from public stock offering                                               --       10,815           --
                                                                               --------     --------     --------
                 Net cash provided by financing activities                       48,676       51,288          255
                                                                               --------     --------     --------
Net Increase in Cash and Cash Equivalents                                         3,611        4,580           67
Cash and Cash Equivalents - Beginning of year                                     4,647           67           --
                                                                               --------     --------     --------
Cash and Cash Equivalents - End of year                                        $  8,258     $  4,647     $     67
                                                                               ========     ========     ========
Supplemental Cash Flow and Noncash Information
   Cash paid for:
       Interest                                                                $  3,656     $    642     $     --
       Income taxes                                                                 230           --           --
   Stock dividend (Note 14)                                                       1,667           --           --

Michigan Heritage Bancorp, Inc.
-----------------------------------------------------------------------------
                                   Notes to Consolidated Financial Statements
                                             December 31, 1998, 1997 and 1996

Note 1 - Summary of Significant Accounting Policies

               Organization - Michigan Heritage Bancorp, Inc. (the "Corporation") was incorporated in 1989, but remained dormant until 1996. The Corporation became active to operate a new bank, Michigan Heritage Bank (the "Bank") in Novi, Michigan. The Corporation raised funds through a public stock offering in February 1997 and began operations in March 1997.

               Basis of Presentation - The accounting and reporting policies of Michigan Heritage Bancorp, Inc. and its subsidiary conform to generally accepted accounting principles. Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. The 000s have been omitted in tabular presentations.

               Principles of Consolidation - The consolidated financial statements include the accounts of Michigan Heritage Bancorp, Inc. and its wholly owned subsidiary, Michigan Heritage Bank. All significant intercompany accounts and transactions have been eliminated upon consolidation.

               Nature of Operations - Michigan Heritage Bank conducts full-service commercial and consumer banking and provides other financial products and services through its main office to communities in Wayne and Oakland counties. The Bank has a lending concentration to companies who operate hospitals. Loans to these companies were 18 percent and 16 percent of total loans at December 31, 1998 and 1997, respectively.

               Cash Equivalents - Cash equivalents include cash on hand and amounts due from banks.

               Securities - Securities are classified as held to maturity when management has the intent and ability to hold to maturity. Held-to-maturity securities are reported at amortized cost. All other securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders' equity.

               Loan Interest and Fee Income - Loans are generally reported at the principal amount outstanding. Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid interest accrued is reversed. Interest accruals are generally resumed when all delinquent principal and/or interest has been brought current or the loan becomes both well-secured and in the process of collection.

Note 1 - Summary of Significant Accounting Policies (Continued)

               Lease Financing - The Bank uses the finance method of accounting for direct lease contracts. Under this method of accounting, a receivable is recorded for the present value of lease payments due and estimated residual values. Lease income, represented by the excess of the total contract receivable plus estimated equipment residual value over the cost of the equipment, is recorded over the terms of the lease at a level rate of return on the unrecovered net investment.

               Operating Lease - Certain equipment is leased under an operating lease that expires in two years. There is a renewal option that may extend the operating lease an additional 12 months. Lease income is recognized straight-line over the term of the lease as payments are due. Depreciation on leased assets is computed using the straight-line method over the lease term to the Bank's estimate of the residual value of the property at the end of the lease.

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

               Short-term Borrowings - The Bank includes federal funds purchased in short-term borrowings. Federal funds purchased generally mature in one to four days.

               Earnings Per Share - Earnings per share is based on the weighted average number of shares outstanding in each period and is retroactively adjusted for stock dividends. Fully diluted earnings per share are based on weighted average shares outstanding assuming the exercise of the dilutive stock options. The effects of unexercised stock options in 1998 and 1997 are not dilutive and have not been considered.

               Stock Options - The Corporation has two stock option plans (see Note 11). Options granted are accounted for using the intrinsic value method, under which compensation expense is recorded at the amount by which the market price of the underlying stock at the grant date exceeds the exercise price of an option. Under the Corporation's plans, the exercise price on all of the options granted equals or exceeds the fair value of the stock at the grant date. Accordingly, no compensation cost is recorded as a result of stock options awarded under the plans.

               Other Comprehensive Income - The Corporation adopted SFAS No. 130, Reporting Comprehensive Income, as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Corporation's net income or stockholders' equity.

               Accumulated other comprehensive income at December 31, 1998 is comprised solely of unrealized gains on available-for-sale securities, net of tax of $5,000.

               Accounting Change - In the fourth quarter of the year ended December 31, 1998, the Corporation adopted Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. This SOP requires that the costs of start-up activities, including organization costs, should be expensed as incurred. The adoption of this SOP resulted in the Corporation recording a pretax charge of $100,000 and is reflected as a reduction in other assets.

               Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - Securities

               The amortized cost and estimated market value of investment securities are as follows:

                                                               1998
                                          -------------------------------------------------
                                                          Gross        Gross      Estimated
                                          Amortized     Unrealized   Unrealized     Market
                                             Cost          Gains       Losses       Value
                                          ---------     ----------   ----------   ---------
Available-for-sale securities -
   U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies               $  8,219        $  22        $  8       $ 8,233
                                           ========        =====        ====       =======

                                                                1997
                                          -------------------------------------------------
                                                          Gross        Gross      Estimated
                                          Amortized     Unrealized   Unrealized     Market
                                             Cost          Gains       Losses       Value
                                          ---------     ----------   ----------   ---------
Held-to-maturity securities -
   U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies               $8,565          $ 2          $ --       $8,567
                                           ======          ===          ====       ======

Available-for-sale securities -
   Corporate bonds                         $5,236          $--          $ --       $5,236
                                           ======          ===          ====       ======

               The amortized cost and estimated market value of securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Available-for-Sale
                                          -----------------------
                                          Amortized   Estimated
                                             Cost    Market Value
                                          ---------  ------------
Due in one year or less                     $5,207      $5,199
Due after one year through five years           --          --
Due after five years through ten years       2,011       2,014
Due after ten years                          1,001       1,020
                                            ------      ------

     Total                                  $8,219      $8,233
                                            ======      ======

               Securities having a carrying and market value of $2,392,000 and $2,390,000, respectively, were pledged at December 31, 1998 for purposes required by law.

Note 3 - Loans

               No directors or executive officers of the Corporation were loan customers of the subsidiary bank during 1998.

               Final loan maturities and rate sensitivity of the loan portfolio at December 31, 1998 are as follows:

                                    Within One  One to Five   After Five
                                       Year         Years        Years        Total
                                    ----------  -----------   ----------      -----
Commercial                            $28,262      $47,344      $   362      $75,968
Direct financing lease                    114          565          363        1,042
Real estate                               607        2,120          717        3,444
Installment                                58           79           --          137
Home equity                               373          539           98        1,010
                                      -------      -------      -------      -------

     Total                            $29,414      $50,647      $ 1,540      $81,601
                                      =======      =======      =======      =======

Loans at fixed interest rates         $25,427      $50,143      $ 1,392      $76,962
Loans at variable interest rates        3,987          504          148        4,639
                                      -------      -------      -------      -------

     Total                            $29,414      $50,647      $ 1,540      $81,601
                                      =======      =======      =======      =======

Note 4 - Allowance for Possible Loan Losses

               A summary of the activity in the allowance for possible loan losses (ALL) is as follows:

                                      1998         1997
                                      ----         ----

Balance - Beginning of year          $  467       $   --

Provision charged to operations       1,349          467
Loan losses                              --           --
Loan loss recoveries                     --           --
                                     ------       ------
Balance - End of year                $1,816       $  467
                                     ======       ======
As a percent of total loans            2.23%        1.43%
                                     ======       ======

               The Corporation considers a loan impaired when it is probable that all interest and principal will not be collected in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced rate loans (with the exception of residential mortgages and consumer loans) are considered impaired.

               The recorded investment in impaired loans was $2,096,000 and $0 at December 31, 1998 and 1997, respectively. The average recorded investment in impaired loans during 1998 was insignificant. Included in the impaired loan total were $2,096,000 of impaired loans for which the specific allowance for possible loan losses was $820,000 at December 31, 1998.

Note 5 - Direct Financing Leases

               The following lists the components of the net investment in direct financing leases as of December 31, 1998:

Minimum lease payments receivable              $ 1,164

Estimated residual values of leased
     property (unguaranteed)                       211
Less unearned income                              (333)
                                               -------
Net investment in direct financing leases      $ 1,042
                                               =======

               The following is a schedule by years of minimum future rentals on direct financing leases as of December 31, 1998:


                1999                                       $ 166
                2000                                         166
                2001                                         166
                2002                                         166
                2003                                         166
             Thereafter                                      334
                                                         -------
                     Total                               $ 1,164
                                                         =======

Note 6 - Bank Premises and Equipment

               Bank premises and equipment at December 31, 1998 and 1997 consisted of the following:

                                   1998      1997
                                   ----      ----

Buildings and improvements         $ 42      $ 42
Furniture and equipment             586       415
                                   ----      ----
     Total                          628       457

Less accumulated depreciation       175        73
                                   ----      ----
     Net carrying amount           $453      $384
                                   ====      ====

Note 7 - Property for Operating Leases

               The Bank leased equipment to a customer under an operating lease in 1998. The lease expires in 2000 and minimum future rentals on the noncancelable lease at December 31, 1998 are as follows:

             1999              $ 1,236
             2000                  721
                               -------
                    Total      $ 1,957
                               =======

Note 8 - Deposits

               The following is a summary of the distribution of deposits at December 31, 1998 and 1997:

                                      1998       1997
                                    -------    -------

Noninterest-bearing - Demand        $ 1,042    $   325
                                    =======    =======

Interest-bearing:
   NOW accounts                     $ 6,022    $   981
   Savings                               10        111
   Money market demand                2,769        978
   Time:
      $100,000 and over              23,769     11,256
      Under $100,000                 54,042     27,077
                                    -------    -------

          Total interest-bearing    $86,612    $40,403
                                    =======    =======

               The remaining maturities of time deposits at December 31, 1998 are as follows:


               Under   $100,000 and
             $100,000      Over
             --------  ------------
1999          $42,135    $16,614
2000            8,487      2,497
2001            3,105      2,578
2002              198         --
2003              117      2,080
              -------    -------
     Total    $54,042    $23,769
              =======    =======

Note 9 - Income Taxes

               Michigan Heritage Bancorp, Inc. and its subsidiary file a consolidated federal income tax return. The following is a summary of the provision for income taxes for the years ended December 31:

                                              1998     1997   1996
                                              ----     ----   ----

Current                                       $ 230     $--    $--
Deferred credit                                (595)     --     --
                                              -----     ---    ---
     Total income tax benefit                  (365)     --     --

Less amount allocated to cumulative effect       34      --     --
                                              -----     ---    ---
     Net income tax benefit                   $(331)    $--    $--
                                              =====     ===    ===


               The following is a reconciliation of the statutory federal income tax benefit to the Corporation's effective tax benefit for the years ended December 31:

                                      1998      1997      1996
                                     -----     -----     -----

Income tax at statutory rate         $(129)    $(204)    $ (21)
Change in the valuation allowance     (225)      204        21
Other                                   23        --        --
                                     -----     -----     -----
     Net income tax benefit          $(331)    $  --     $  --
                                     =====     =====     =====

               Deferred income taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Corporation's assets and liabilities. The source of such temporary differences and the resulting net tax expense are as follows:

                                               1998      1997      1996
                                              -----     -----     -----

Net operating loss carryforward               $  62     $ (62)    $  --
Provision for loan loss                        (444)     (145)       --
Start-up costs                                    8       (13)      (21)
Organization costs                              (27)       --        --
Accretion                                        (3)       14        --
Original issue discount                          (1)        5        --
Lease financing                                  50        --        --
Other                                           (15)       (3)       --
Increase (decrease) in valuation allowance     (225)      204        21
                                              -----     -----     -----
     Total deferred income tax benefit        $(595)    $  --     $  --
                                              =====     =====     =====

               The temporary differences that comprise deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                1998      1997
                                               -----     -----

Deferred tax assets:
   Net operating loss carryforward             $  --     $  62
   Provision for loan loss                       589       145
   Start-up costs                                 26        34
   Organizational costs                           27        --
   Other                                          18         3
                                               -----     -----

          Total deferred tax assets              660       244

Valuation allowance for deferred tax assets       --      (225)

Deferred tax liabilities:
   Accretion                                     (11)      (14)
   Lease financing                               (50)       --
   Unrealized gain on securities                  (5)       --
   Original issue discount                        (4)       (5)
                                               -----     -----

          Total deferred tax liabilities         (70)      (19)
                                               -----     -----

          Net deferred tax asset               $ 590     $  --
                                               =====     =====

Note 10 - Operating Lease

                The Corporation has entered into a lease commitment for an office building. Rental expense charged to operations was $45,000 and $35,000 for the years ended December 31, 1998 and 1997, respectively. In 1998, the Corporation entered into two additional lease commitments for office buildings, which begin in 1999. The future minimum lease payments are as follows:

                 1999                        $  204
                 2000                           326
                 2001                           326
                 2002                           304
                 2003                           281
                                             ------
                          Total              $1,441
                                             ======

Note 11 - Stock Option Plans

                The Corporation has two stock option plans. Options may be granted to certain directors and employees at not less than the market price of the Corporation's stock on the date of the grant. The options granted are exercisable immediately, or vest over one to three years. Under the director plan, a maximum of 66,000 options to purchase shares may be granted that expire in seven years, subject to certain cancellation provisions related to service. Under the employee plan, a maximum of 44,000 options to purchase shares may be granted that expire in 10 years, subject to certain cancellation provisions related to employment. At December 31, 1998, 9,900 shares under the director and 3,400 shares under the employee plan were available for future option grants. The following table summarizes stock option transactions and the related average exercise prices for the last two years.

                                       1998                   1997
                             ----------------------   ---------------------
                                           Weighted                Weighted
                                           Average                 Average
                               Number      Exercise     Number     Exercise
                             of Shares      Price     of Shares     Price
                             ---------     --------   ---------    --------
Options outstanding at
   beginning of year            93,500      $ 9.10          --      $   --
Options granted                  3,200       10.24      93,500        9.10
Options exercised                   --          --          --          --
Options forfeited                   --          --          --          --
                               -------                 -------
Options outstanding at end
   of year                      96,700        9.14      93,500        9.10

Exercisable at end of year      69,025        9.10      55,075        9.10

Weighted average estimated
   fair value of options
   granted during the year     $  4.35                 $  4.29


                The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to estimate the fair value of the options granted for the following:

                                   1998        1997
                                   ----        ----
Dividend yield                       --         --
Expected average life (years)      10.0        7.9
Volatility                           30%        28%
Risk-free interest rate             5.8%       6.0%


Note 11 - Stock Option Plans (Continued)

               At December 31, 1998, options outstanding have exercise prices between $10.00 and $11.38 per share and a weighted average remaining contractual life of 6.4 years.

               The Corporation accounts for its option plans using the intrinsic value method. The table below displays pro forma amounts for net loss and net loss per common share assuming the fair value method of accounting had been used, which reflects additional compensation cost for option grants based on the value of the options granted:


                               1998                                   1997
                 --------------------------------        --------------------------------
                   Net        Basic       Diluted         Net         Basic       Diluted
                  Loss         EPS          EPS          Loss          EPS          EPS
                  ----        -----       -------        ----         -----       -------
As reported      $(113)     $ (0.09)     $ (0.09)       $ (602)      $(0.57)     $ (0.57)

Pro forma        $(153)     $ (0.12)     $ (0.12)       $ (839)      $(0.80)     $ (0.80)

               The effect of unexercised stock options is antidilutive and has not been considered in the diluted EPS calculation.

Note 12 - Employee Benefit Plans

                The Bank has a 401(k) plan that is a defined contribution savings plan for employees. Employer contributions are discretionary and are determined annually by the Board of Directors. Employer contributions were accrued for the year ended December 31, 1998 in the amount of $12,000. There were no employer contributions during the year ended December 31, 1997.

Note 13 - Common Stock

                In April 1998, the Corporation declared a 10 percent stock dividend. Accordingly, all applicable per share amounts for periods presented have been retroactively adjusted to reflect the transaction.

Note 14 - Financial Instruments

                Fair Values of Financial Instruments - The carrying amounts and estimated fair values of financial instruments are presented below. Certain assets, the most significant being premises and equipment, do not meet the definition of a financial instrument and are excluded from this disclosure. Similarly, deposit base and other customer relationship intangibles are not considered financial instruments and are not discussed below. Accordingly, this fair value information is not intended to, and does not, represent the underlying value of the Corporation. Many of the assets and liabilities subject to disclosure requirements are not actively traded, requiring fair value to be estimated by management. These estimates necessarily involve the use of judgment about a wide variety of factors, including, but not limited to, relevancy of market prices of comparable instruments, expected future cash flows and appropriate discount rates.

                                      1998                     1997
                              ----------------------   ----------------------

                              Carrying    Estimated    Carrying    Estimated
                               Amount     Fair Value    Amount     Fair Value
                              --------    ----------   --------    ----------
Assets:
   Cash and equivalents       $ 8,258      $ 8,258      $ 4,647      $ 4,647
   Securities                   8,233        8,233       13,801       13,801
   Loans                       79,785       80,302       32,138       32,323
   Other                          476          476          304          304

Liabilities:
   Deposits                    87,654       87,994       40,728       40,830
   Short-term borrowings        1,750        1,750           --           --
   Other                          393          393          382          382

                The terms and short-term nature of certain assets and liabilities result in their carrying value approximating fair value. These include cash and due from banks, interest-bearing deposits in banks, federal funds sold, federal funds purchased and accrued interest receivable and payable. The following methods and assumptions were used by Michigan Heritage Bancorp, Inc. to estimate the fair values of the remaining classes of financial instruments:

                Securities are valued based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

                For variable rate loans that reprice frequently, fair values are based on carrying amounts, as adjusted for estimated credit losses. The fair values for other loans are estimated using discounted cash flow analyses and employ interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

                The fair values of demand deposits, savings accounts and money market deposits are, by definition, equal to the amount payable on demand. The fair values of fixed rate time deposits are estimated by discounting cash flows using interest rates currently being offered on certificates with similar maturities.

                The fair values of loan commitments and standby letters of credit, valued on the basis of fees currently charged for commitments for similar loan terms to new borrowers with similar credit profiles, are not considered material.

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

                Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Fees from issuing these commitments to extend credit are recognized over the period to maturity. Since a portion of the commitments is expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements.

                The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer.

Note 14 - Financial Instruments (Continued)

                Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and financial guarantees written is represented by the contractual notional amount of those items. The Bank generally requires collateral to support such financial instruments in excess of the contractual notional amount of those instruments.

                The Bank had outstanding loan origination commitments and guarantees written aggregating $49,200,000 and $12,425,000 at December 31, 1998 and 1997, respectively, on which $22,700,000 and $3,901,000, respectively, were outstanding at year end and were included in the consolidated balance sheet.

Note 15 - Restrictions on Dividends

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

Note 16 - Regulatory Matters

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

                For 1998 and 1997, since the Bank is considered a de novo or start-up bank, the minimum Tier 1 leverage ratio is 9.0 percent. Normally, to be considered adequately capitalized, the Bank must maintain a Tier 1 leverage ratio of 4.0 percent. As of December 31, 1998, the most recent notification from the Bank's regulators categorized the Bank as well-capitalized under the regulatory framework. The regulations define well-capitalized levels of total capital, Tier 1 and Tier 1 leverage as 10.0 percent, 6.0 percent and
                5.0 percent, respectively. There are no conditions or events since that notification that management believes have changed the Bank's capital category.

                Capital and risk-based capital and leverage ratios for the Bank are shown below:

                                                Amounts        Ratio
                                                -------        -----
December 31, 1998:
   Total Capital (to Risk-weighted Assets)       $9,400        10.9%
   Tier 1 Capital (to Risk-weighted Assets)      $8,321         9.6%
   Tier 1 Capital (to Average Assets)            $8,321         9.1%
December 31, 1997:
   Total Capital (to Risk-weighted Assets)       $7,614        21.0%
   Tier 1 Capital (to Risk-weighted Assets)      $7,162        19.8%
   Tier 1 Capital (to Average Assets)            $7,162        30.0%


Note 17 - Parent-only Financial Statements

                The following condensed financial information presents the financial condition of Michigan Heritage Bancorp, Inc. (the "Parent") only, along with the results of its operations and its cash flows. The Parent has recorded its investment in the Bank at cost, less the undistributed loss of the Bank since it was formed. The Parent recognizes undistributed losses of the Bank as a noninterest income (expense). The Parent-only financial information should be read in conjunction with the Corporation's consolidated financial statements.

                The condensed balance sheet at December 31 is as follows:

                                                           1998       1997
                                                          -------    -------

                        Assets

Cash and Cash Equivalents
   Cash and deposits at subsidiary bank                   $     1    $     4
   Interest-bearing deposits with other banks               1,073        286
                                                          -------    -------
          Total cash and equivalents                        1,074        290

Investment Securities Held to Maturity                         --      2,579
Investment in Subsidiary                                    8,701      7,162
Interest Receivable and Other Assets                          266        114
                                                          -------    -------
          Total assets                                    $10,041    $10,145
                                                          =======    =======

       Liabilities and Stockholders' Equity

Liabilities - Interest payable and other liabilities      $    --    $    --
Stockholders' Equity                                       10,041     10,145
                                                          -------    -------
          Total liabilities and stockholders' equity      $10,041    $10,145
                                                          =======    =======

                The condensed statement of operations for the years ended December 31, 1998 and 1997 is as follows:

                                                            1998      1997
                                                           -----     -----

Operating Income
   Interest and dividends on investments - Taxable         $ 106     $  95
   Interest on deposits with other banks                      25        26
                                                           -----     -----
          Total operating income                             131       121

Operating Expense                                             39        35
                                                           -----     -----
Income - Before income taxes, equity in loss
   of subsidiary and cumulative effect of change
   in accounting principle                                    92        86

Income Tax Expense                                            14        --
                                                           -----     -----
Income - Before equity in loss of subsidiary and
   cumulative effect of change in accounting principle        78        86

Equity in Loss of Subsidiary                                (125)     (688)
                                                           -----     -----
Loss - Before cumulative effect of change in accounting
   principle                                                 (47)     (602)

Cumulative Effect of Expensing Organization Costs -
   Net of tax effect of $34                                  (66)       --
                                                           -----     -----
Net Loss                                                   $(113)    $(602)
                                                           =====     =====

                The condensed statement of cash flows for the years ended December 31, 1998 and 1997 is as follows:

                                                                        1998         1997
                                                                      --------     --------
Cash Flows from Operating Activities
   Net loss                                                           $   (113)    $   (602)
   Adjustments to reconcile net loss to net cash from
      operating activities:
          Equity in loss of subsidiary                                     125          688
          Change in accounting principle                                    66           --
          Amortization and accretion of securities                         (21)         (90)
          Amortization of organizational costs                              20           19
          Net change in other assets                                      (243)          44
          Net change in other liabilities                                   --          (57)
                                                                      --------     --------
               Net cash provided by (used in) operating activities        (166)           2

Cash Flows from Investing Activities
   Investment in bank subsidiary                                        (1,650)      (7,850)
   Proceeds from maturities of held-to-maturity securities               2,600          600
   Purchase of held-to-maturity securities                                  --       (3,089)
                                                                      --------     --------
               Net cash provided by (used in) investing activities         950      (10,339)

Cash Flows from Financing Activities
   Proceeds from related party notes payable                                --           10
   Payments on related party notes payable                                  --         (265)
   Proceeds from public stock offering                                      --       10,815
                                                                      --------     --------
               Net cash provided by financing activities                    --       10,560
                                                                      --------     --------
Net Increase in Cash and Cash Equivalents                                  784          223
Cash and Cash Equivalents - Beginning of year                              290           67
                                                                      --------     --------
Cash and Cash Equivalents - End of year                               $  1,074     $    290
                                                                      ========     ========

Note 18 - Earnings per Share

                Basic earnings per share data is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share reflects the earnings available to each share of common stock outstanding during the reporting period adjusted for dilutive potential common shares for stock options outstanding. In 1998 and 1997, outstanding stock options have not been included in the calculation of diluted weighted average shares outstanding because they would be antidilutive.

                                                    1998           1997        1996
                                                 ----------     ----------     ----
Net loss before cumulative
   effect of change in accounting principle      $      (47)    $     (602)    $(68)
Cumulative effect of expensing organizational
   costs, net of tax benefit of $34                     (66)            --       --
                                                 ----------     ----------     ----
Net loss                                         $     (113)    $     (602)    $(68)
                                                 ==========     ==========     ====
Average common shares outstanding                 1,265,000      1,051,329        1
                                                 ==========     ==========     ====
Loss per share before cumulative
   effect of change in accounting principle:
      Basic                                      $    (0.04)    $    (0.57)    $ --
      Diluted                                    $    (0.04)    $    (0.57)    $ --
Cumulative effect per share of expensing
   organizational costs, net of tax
   benefit of $34:
      Basic                                      $    (0.05)    $    --        $ --
      Diluted                                    $    (0.05)    $    --        $ --
Loss per share:
   Basic                                         $    (0.09)    $    (0.57)    $ --
   Diluted                                       $    (0.09)    $    (0.57)    $ --

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1998.

                                  MICHIGAN HERITAGE BANCORP, INC.



                                  By: /s/__________________________________
                                        Anthony S. Albanese, President


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 23, 1998.

Signature                                   Capacity
---------                                   --------

/s/___________________________________      Chairman and Director (principal executive officer)
Richard Zamojski


/s/___________________________________      President and Director (principal operating officer)
Anthony S. Albanese


/s/___________________________________      Treasurer and Secretary (principal financial officer)
Darryle J. Parker


/s/___________________________________      Director
H. Perry Driggs


/s/___________________________________      Director
Lewis N. George


/s/___________________________________      Director
Phillip R. Harrison


/s/___________________________________      Director
Frank A. Scerbo


/s/___________________________________      Director
Philip Sotiroff

                                EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------

11       Computation of Earnings Per Share

27       Financial Data Schedule (EDGAR filing only)