Form 10QSB
period 1999-03-31
MICHIGAN HERITAGE BANCORP INC
filed 1999-05-12
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                 FORM 10-QSB


[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
    For the period ended March 31, 1999

                                     or

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ________ to ________


                      Commission file number: 333-17317


                       MICHIGAN HERITAGE BANCORP, INC.
      (Exact name of small business issuer as specified in its charter)


             Michigan                                       38-3318018
             --------                                       ----------
   (State or other jurisdiction                          (I.R.S. employer
   of incorporation or organization)                     identification no.)

                   21211 Haggerty Road, Novi, MI 48375-5306
                   ----------------------------------------
                   (Address of principal executive offices)

                                 248-380-6590
                                 ------------
               (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: [X]     No: [  ]

At May 11, 1999, there were 1,265,000 shares of Common Stock of the Issuer issued and outstanding.

Traditional Small Business Disclosure Format (check one): Yes: [ ]  No: [X]

Part I--FINANCIAL INFORMATION

Item 1.  Financial Statements



Michigan Heritage Bancorp, Inc.
Consolidated Balance Sheets
March 31, 1999 and March 31, 1998
(Unaudited)
                                                                 (dollars in thousands)
                                                            March 31, 1999    March 31, 1998
                                                            --------------    ---------------
ASSETS
Cash & due from banks, noninterest bearing                      $     514        $     353
Interest bearing deposits with banks                                4,780            2,864
Federal funds sold                                                  9,450            3,800
                                                                ---------        ---------
   Cash and cash equivalents                                       14,744            7,017

U.S. Treasury and agency securities                                 4,995            5,557
Other securities and stock                                            294            5,237
                                                                ---------        ---------
   Total investments                                                5,289           10,794

Loans, gross                                                       84,160           40,444
   Less: allowance for loan losses                                  1,563              564
                                                                ---------        ---------
      Net loans                                                    82,597           39,880

Leasehold improvements, net                                           102               33
Furniture & equipment, net                                            462              329
Operating lease equipment, net                                      2,066                0
                                                                ---------        ---------
   Total fixed assets                                               2,630              362

Accrued interest receivable                                           544              252
Other assets                                                          799              183
                                                                ---------        ---------
   Total other assets                                               1,343              435
                                                                ---------        ---------

         Total assets                                           $ 106,603        $  58,488
                                                                =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits                                                  $  95,847        $  47,741
Other liabilities                                                     610              531
                                                                ---------        ---------
   Total liabilities                                               96,457           48,272

Stockholders' Equity
   Preferred stock--no par value; 500,000 shares
      authorized, none issued                                           0                0
   Common stock--no par value; 4,500,000 shares
      authorized, shares issued and outstanding--
      1,265,000 shares effective June 15, 1998, and
      1,150,000 shares prior to June 15, 1998                      12,482           10,815
   Retained deficit                                                (2,336)            (598)
   Unrealized gain/(loss) on securities available for sale              0               (1)
                                                                ---------        ---------
      Total stockholders' equity                                   10,146           10,216
                                                                ---------        ---------

         Total liabilities and stockholders' equity             $ 106,603        $  58,488
                                                                =========        =========

Total loan loss reserve ratio                                        1.86%            1.39%
Total loan to deposit  ratio                                           88%              85%

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Earnings
Three Month Periods Ended
   March 31, 1999 and 1998
(Unaudited)
                                                              (dollars in thousands)
                                                            Three Months Ended March 31,
                                                            ---------------------------
                                                                1999            1998
                                                            -----------      ----------
OPERATING INCOME:
Interest income                                              $    2,112      $    1,121
Interest expense                                                  1,258             642
                                                             ----------      ----------
   Net interest income before provision for loan losses             854             479

Less  provision for loan losses                                     367              97
                                                             ----------      ----------
   Net interest income after provision for loan losses              487             382

Operating lease income                                              309               0
Gain on sale of loans                                               215               0
Other income                                                         20              21
                                                             ----------      ----------
   Total other operating income                                     544              21
                                                             ----------      ----------

      Total operating income                                      1,031             403

OTHER OPERATING EXPENSE:
Salaries & employee benefits                                        320             180
Occupancy expense                                                    39              21
Equipment expense                                                   304              26
Data processing expense                                              14               8
Insurance expense                                                     5               4
Advertising/promotion expense                                        44              33
Office supplies and printing expense                                  9               4
Professional fees                                                    69              22
Organization amortization expense                                     0               6
Other expense                                                        54              26
                                                             ----------      ----------
   Total other operating expense                                    858             330
                                                             ----------      ----------

      Net operating income                                          173              73

Provision for federal income taxes                                   59               0
                                                             ----------      ----------

         Net income                                          $      114      $       73
                                                             ==========      ==========

Per Common Share Data (actual):*
Average primary number of shares outstanding                  1,265,000       1,265,000
Average diluted number of shares outstanding                  1,265,000       1,308,008

Net income per primary share                                 $     0.09      $     0.06
Net income per diluted share                                 $     0.09      $     0.06

* Common shares outstanding and per share amounts have been restated for 1998 to reflect a 10 percent stock dividend declared on April 16, 1998.

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Cash Flow
Three Month Periods Ended March 31, 1999 and 1998
(Unaudited)
                                                              (dollars in thousands)
                                                           Three Months Ended March 31,
                                                               1999           1998
                                                             --------       --------
Operating activities:
     Net income                                              $    114       $     73
     Adjustments to reconcile net income to net cash
         provided in operating activities:
            Discount accretion and premium amortization
                of investment securities                          (10)           (55)
            Provision for loan losses                             367             97
            Depreciation                                          304             23
            (Increase) decrease in other assets                  (137)            33
            Decrease in other liabilities                        (212)           (34)
                                                             --------       --------

     Net cash provided in operating activities                    426            137

Investing activities:
     Purchase of U.S. Treasury and agency securities             --           (3,940)
     Proceeds from matured or called U.S. Treasury
         and agency securities                                  3,000          7,000
     Purchase of Federal Reserve Bank and other stock             (56)          --
     Purchase of leasehold improvements, furniture
         and equipment                                           (148)            (1)
     Net change in gross loans                                 (3,179)        (7,839)
                                                             --------       --------

     Net cash used in investing activities                       (383)        (4,780)

Financing activities:
     Increase in deposits                                       8,193          7,013
     Decrease in borrowed funds                                (1,750)          --
                                                             --------       --------

     Net cash provided by financing activities                  6,443          7,013
                                                             --------       --------

Increase in cash and cash equivalents                           6,486          2,370

Cash and cash equivalents at beginning of year                  8,258          4,647
                                                             --------       --------

Cash and cash equivalents at end of period                   $ 14,744       $  7,017
                                                             ========       ========

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Changes in Stockholders' Equity
December 31, 1996 to March 31, 1999
(Unaudited)
                                                                            (in thousands)
                                                                                             Unrealized
                                                                                            Gain or Loss
                                                                                           on Securities
                                                                    Common       Retained    Available
                                                     Shares         Stock        Deficit      for Sale           Total
                                                    --------       --------     ---------   --------------     --------
December 31, 1996                                          1       $   --        $    (68)      $   --         $    (68)

Issuance of Common Stock,
   net of offering costs                               1,150         10,815          --             --           10,815
Retirement of initial share                               (1)          --            --             --             --
Comprehensive loss--net loss                            --             --            (602)          --             (602)
                                                    --------       --------      --------       --------       --------

Balance-December 31, 1997                              1,150         10,815          (670)          --           10,145

Comprehensive loss:
   Net loss                                             --             --            (113)          --             (113)
   Change in net unrealized gain on securities
      available for sale, net of tax effect             --             --            --                9              9
                                                                                                               --------
   Total comprehensive loss                                                                                        (104)
Stock dividend paid                                      115          1,667        (1,667)          --             --
                                                    --------       --------      --------       --------       --------

Balance-December 31, 1998                              1,265         12,482        (2,450)             9         10,041

Comprehensive income:
   Net income                                           --             --             114           --              114
   Change in net unrealized gain on securities
      available for sale, net of tax effect             --             --            --               (9)            (9)
                                                                                                               --------
   Total comprehensive income                                                                                       105
                                                    --------       --------      --------       --------       --------

Balance-March 31, 1999                                 1,265       $ 12,482      $ (2,336)      $   --         $ 10,146
                                                    ========       ========      ========       ========       ========

Michigan Heritage Bancorp, Inc.
Notes to Financial Statements
March 31, 1999
(Unaudited)

Item 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:
Michigan Heritage Bancorp, Inc. (the "Company") was incorporated in the State of Michigan on September 22, 1989. The Company was inactive from that time until its Articles of Incorporation were amended on November 6, 1996, into its current form. The Company is a bank holding company whose primary purpose is to own and operate Michigan Heritage Bank (the "Bank") as the Bank's sole stockholder. Organizational and other start-up costs were funded with loans from organizers. Proceeds from the Company's initial public offering were primarily used to capitalize the Bank which is currently headquartered in Novi, Michigan. The Company completed an initial public offering of common stock during the first quarter of 1997, realizing a total of $10.9 million (after payment of underwriters' commissions and offering expenses). The consolidated financial statements of the Company include its only subsidiary, the Bank. The quarter ended March 31, 1999, was the Bank's eighth full quarter of operation. All adjustments, which in the opinion of management are necessary in order to ensure that the interim unaudited financial statements are not misleading, have been included.

Basis of Presentation:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS


PRELIMINARY NOTE: The Company wishes to caution readers not to place undue reliance on any "forward-looking statements" contained in the following discussion and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The Company experienced its fourth quarter of positive earnings with net income of $114,000 for the quarter ending March 31, 1999, which is only the eighth full quarter of operations for the Company. Total assets at the end of the quarter were $106,603,000, a 12 month increase of $48,115,000 from the $58,488,000 of total assets at March 31, 1998. Total loans outstanding grew to $84,160,000 which is a 12 month increase of $43,716,000. Loan growth was funded primarily by a $48,106,000 increase in deposits, resulting in total outstanding deposits of $95,847,000 at March 31, 1999.

The $114,000 net income for the quarter ending March 31, 1999 increased $41,000 over the same quarter last year. Net interest income before provision for loan losses increased $375,000 to $854,000, primarily due to volume increases in earning assets. Provision for loan losses increased $270,000 to $367,000. Other operating income went up $523,000 due mostly to operating lease income of $309,000 resulting from a $2,775,000 operating lease recorded during the third quarter of 1998. In addition, there was a $215,000 gain on sale of loans during the first quarter of 1999. Other operating expense went up $528,000. Salaries and employee benefits went up $140,000 due to additional employees and salary increases. Occupancy expense increased $18,000 due to increases in lease expense and leasehold improvement amortization costs. Equipment expense increased $278,000 due mostly to operating lease equipment depreciation expense of $266,000. Advertising and promotion expense increased $11,000 due to increased marketing costs. Professional fees went up $47,000 due to additional legal, independent auditor, and operating lease broker fees. Other expense went up $28,000 which included a $12,000 increase in telephone expense. Remaining expenses increased a net $6,000.


The resulting income before federal income tax increased $100,000 for the same time period. Federal income tax was $59,000 for the first quarter of 1999. There was no Federal income tax for the same quarter in 1998 as the Company had a net operating loss carryforward.

Net income per average primary share outstanding and on a fully diluted basis was $0.09 for the quarter ended March 31, 1999 compared to $0.06 for the same quarter in 1998.

During the first quarter of 1999, there were $620,000 in loans charged off against specific reserves previously taken primarily due to loans to MCA Financial Corporation ("MCA") which filed for protection under the bankruptcy laws. Management is working diligently to protect the Bank's rights and to minimize net charge-offs resulting from the MCA situation. There were no charge-offs prior to the first quarter of 1999 and there have been no recoveries to date.

The categories of loans outstanding at March 31, 1999, in dollars and as a percentage of total loans outstanding are as follows:

                                (dollars in thousands)
                                           Percentage
                                            of Total
     Loan Category                 Amount    Loans
     -------------                 ------  ---------
Commercial loans discounted       $61,606    73.2%
Commercial financing leases         1,060     1.3%
Commerical loans direct             9,247    11.0%
Lines of credit                     4,780     5.7%
Commercial real estate              1,112     1.3%
Mortgage, home equity and
  installment loans                 6,355     7.5%
                                  -------   -----
          Total Loans             $84,160   100.0%
                                  =======   =====

At March 31, 1999, there were $593,000 in non-accruing loans all relating to MCA. In addition, there were $604,000 in accruing loans past due 30 days or more. There were $282,000 past due 30 to 59 days, $246,000 past due 60 to 89 days and $76,000 past due 90 days or more. Of the $604,000 accruing loans past due 30 days or more, $533,000 were mortgages originally serviced by MCA. No servicing of the loans took place during the first quarter of 1999 due to MCA filing for protection under the bankruptcy laws. Bank management transferred the servicing of those mortgages to another mortgage servicing company in April 1999. Management fully expects that diligent servicing of these mortgages will minimize delinquencies. Total loan reserves of $1,563,000 at March 31, 1999 was 1.86% of total loans which included $424,000 in specific allowances. In management's opinion, the total loan reserve position is adequate relative to the overall quality of the loan portfolio.

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



                                         MICHIGAN HERITAGE BANCORP, INC.




                                       By:  /s/ Anthony S. Albanese
                                            ----------------------------------
                                            Anthony S. Albanese
                                            President and Chief Operating
                                              Officer







                                       And: /s/ Darryle J. Parker
                                            ----------------------------------
                                            Darryle J. Parker
                                            Secretary, Treasurer, and
                                            Chief Financial Officer
                                            (Duly authorized officer)


DATED: May 11, 1999

                                EXHIBIT INDEX

Exhibit     Description
-------     -----------

27          Financial Data Schedule (EDGAR filing only)