Form 10QSB
period 1999-06-30
MICHIGAN HERITAGE BANCORP INC
filed 1999-08-12
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                 FORM 10-QSB


[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
                      For the period ended June 30, 1999

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

At August 10, 1999, there were 1,265,000 shares of Common Stock of the issuer issued and outstanding.

Traditional Small Business Disclosure Format (check one):  Yes: [ ]  No: [X]




Part I--FINANCIAL INFORMATION

Item 1. Financial Statements


Michigan Heritage Bancorp, Inc.
Consolidated Balance Sheets
June 30, 1999 and June 30, 1998
(000s omitted)
(Unaudited)
                                                 June 30, 1999   June 30, 1998
                                                 -------------   -------------
ASSETS
Cash and due from banks, noninterest bearing       $     800       $     931
Interest bearing deposits with banks                   3,181           2,451
Federal funds sold                                     9,400           4,250
                                                   ---------       ---------
   Cash and cash equivalents                          13,381           7,632

U.S. Treasury and agency securities                    5,941           5,557
Other securities and stock                               288           5,236
                                                   ---------       ---------
   Total investments                                   6,229          10,793

Loans, gross                                          80,478          54,698
   Less: allowance for loan losses                     1,558             692
                                                   ---------       ---------
      Net loans                                       78,920          54,006

Leasehold improvements, net                               95              31
Furniture & equipment, net                               552             344
Operating lease equipment, net                         1,801               0
                                                   ---------       ---------
   Total fixed assets                                  2,448             375

Accrued interest receivable                              485             326
Other assets                                           1,054             267
                                                   ---------       ---------
   Total other assets                                  1,539             593
                                                   ---------       ---------
         Total assets                              $ 102,517       $  73,399
                                                   =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits                                     $  91,558       $  62,589
Other liabilities                                        718             522
                                                   ---------       ---------
   Total liabilities                                  92,276          63,111

Stockholders' Equity
   Preferred stock -- no par value;
      500,000 shares authorized,
      none issued                                          0               0
   Common stock -- no par value;
      4,500,000 shares authorized,
      shares issued and outstanding --
      1,265,000 shares                                12,482          10,815
   Retained deficit                                   (2,216)           (520)
   Accumulated other comprehensive loss                  (25)             (7)
                                                   ---------       ---------
      Total stockholders' equity                      10,241          10,288
                                                   ---------       ---------
         Total liabilities and
           stockholders' equity                    $ 102,517       $  73,399
                                                   =========       =========

Total loan loss reserve ratio                           1.94%           1.27%
Total loan to deposit  ratio                              88%             87%

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Earnings
Three and Six Month Periods Ended
  June 30, 1999 and 1998
(000s omitted except per share data)
(Unaudited)
                                        Three Months Ended  Six Months Ended
                                             June 30,            June 30,
                                        ------------------  ----------------
                                          1999       1998     1999     1998
                                          ----       ----     ----     ----
OPERATING INCOME:
Interest income                          $2,098     $1,353   $4,210   $2,474
Interest expense                          1,241        772    2,499    1,414
                                         ------     ------   ------   ------
   Net interest income before
     provision for loan losses              857        581    1,711    1,060

Less: provision for loan losses             242        128      609      225
                                         ------     ------   ------   ------
   Net interest income after
     provision for loan losses              615        453    1,102      835

Operating lease income                      309          0      618        0
Gain on sale of loans                         1          0      216        0
Other income                                 31          9       51       30
                                         ------     ------   ------   ------
   Total other operating income             341          9      885       30
                                         ------     ------   ------   ------
      Total operating income                956        462    1,987      865

OTHER OPERATING EXPENSES:
Salaries and employee benefits              287        210      607      390
Occupancy expense                            23         11       62       32
Equipment expense                           312         26      616       52
Data processing expense                      14         10       28       18
Insurance expense                             6          4       11        8
Advertising/promotion expense                12         36       56       69
Office supplies and printing expense          8          5       17        9
Professional fees                            67         36      136       58
Organization amortization expense             0          7        0       13
Other expense                                45         39       99       65
                                         ------     ------   ------   ------
   Total other operating expense            774        384    1,632      714
                                         ------     ------   ------   ------
      Net operating income                  182         78      355      151

Provision for federal income taxes           62          0      121        0
                                         ------     ------   ------   ------
         Net income                      $  120     $   78   $  234   $  151
                                         ======     ======   ======   ======
Per Common Share Data:*
Net income per primary share             $ 0.09     $ 0.06   $ 0.18   $ 0.12
Net income per fully diluted share       $ 0.09     $ 0.05   $ 0.18   $ 0.11

* Per share amounts have been restated for 1998 to reflect a 10% stock dividend declared on April 16, 1998.


Michigan Heritage Bancorp, Inc.
Consolidated Statement of Cash Flow
Six Month Periods Ended June 30, 1999 and 1998
(000s omitted)
(Unaudited)
                                                    Six Months Ended June 30,
                                                    -------------------------
                                                        1999         1998
                                                        ----         ----
Operating activities:
  Net income                                        $    234     $    151
  Adjustments to reconcile net income to net
    cash provided in operating activities:
         Discount accretion and premium
           amortization of investment securities          21         (105)
         Provision for loan losses                       609          225
         Depreciation                                    609           47
         Increase in other assets                       (333)        (125)
         Decrease in other liabilities                  (104)         (43)
                                                    --------     --------
  Net cash provided by operating activities            1,036          150

Investing activities:
  Purchase of U.S. Treasury and agency securities (4,000) (6,895) Proceeds from matured or called U.S. Treasury
    and agency securities                              6,000       10,000
  Purchase of Federal Reserve Bank and other stock       (51)        --
  Purchase of leasehold improvements, furniture
    and equipment                                       (272)         (38)
  Net change in gross loans                              256      (22,093)
                                                    --------     --------
  Net cash provided (used) by investing activities     1,933      (19,026)

Financing activities:
  Increase in deposits                                 3,904       21,861
  Decrease in borrowed funds                          (1,750)        --
                                                    --------     --------
  Net cash provided by financing activities            2,154       21,861
                                                    --------     --------

Increase in cash and cash equivalents                  5,123        2,985

Cash and cash equivalents at beginning of year         8,258        4,647
                                                    --------     --------

Cash and cash equivalents at end of period          $ 13,381     $  7,632
                                                    ========     ========

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Changes in Stockholders' Equity
December 31, 1996
to June 30, 1999
(000s omitted)
(Unaudited)
                                                                       Accumulated
                                                                          Other
                                                                      Comprehensive
                                                Common     Retained       Income
                                      Shares    Stock      Deficit        (Loss)        Total
                                      ------    ------     --------    ------------     -----
December 31, 1996                          1    $   --     $    (68)   $   --         $    (68)

Issuance of common stock,
   net of offering costs               1,150      10,815       --          --           10,815
Retirement of initial share               (1)       --         --          --             --
Comprehensive loss -- net loss            --        --         (602)       --             (602)
                                      ------    --------   --------    --------       --------
Balance-December 31, 1997              1,150      10,815       (670)       --           10,145

Comprehensive loss:
   Net loss                             --          --         (113)       --             (113)
   Change in net unrealized gain
      on securities available for
     sale, net of tax effect            --          --         --             9              9
                                                                                      --------
   Total comprehensive loss                                                               (104)
Stock dividend paid                      115       1,667     (1,667)       --             --
                                      ------    --------   --------    --------       --------
Balance-December 31, 1998              1,265      12,482     (2,450)          9         10,041

Comprehensive income:
   Net income                           --          --          234        --              234
   Change in net unrealized gain
      on securities available for
      sale, net of tax effect           --          --         --           (34)           (34)
                                                                                      --------
   Total comprehensive income                                                              200
                                      ------    --------   --------    --------       --------
Balance-June 30, 1999                  1,265    $ 12,482   $ (2,216)   $    (25)      $ 10,241
                                      ======    ========   ========    ========       ========

Michigan Heritage Bancorp, Inc.
Notes to Financial Statements
June 30, 1999
(Unaudited)


Item 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:
Michigan Heritage Bancorp, Inc. (the "Company") was incorporated in the State of Michigan on September 22, 1989. The Company was inactive from that time until its Articles of Incorporation were amended on November 6, 1996, into its current form. The Company is a bank holding company whose primary purpose is to own and operate Michigan Heritage Bank (the "Bank") as the Bank's sole stockholder. Organizational and other start-up costs were funded with loans from organizers. Proceeds from the Company's initial public offering were primarily used to capitalize the Bank which is currently headquartered in Novi, Michigan. The Company completed an initial public offering of common stock during the first quarter of 1997, realizing a total of $10.9 million (after payment of underwriters' commissions and offering expenses). The consolidated financial statements of the Company include its only subsidiary, the Bank. The quarter ended June 30, 1999 was the Bank's ninth full quarter of operation. All adjustments, which in the opinion of management are necessary in order to ensure that the interim unaudited financial statements are not misleading, have been included.

Basis of Presentation:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

The Company experienced its fifth quarter of positive earnings with net income of $120,000 for the quarter ending June 30, 1999 which is only the ninth full quarter of operations for the Company. Total assets at the end of the quarter were $102,517,000, a 12-month increase of $29,118,000 from the $73,399,000 of total assets at June 30, 1998. Total loans outstanding grew to $80,478,000 which is a 12-month increase of $25,780,000. Loan growth was funded primarily by a $28,969,000 increase in deposits, resulting in total outstanding deposits of $91,558,000 at June 30, 1999.


Results for the Quarters Ended June 30, 1999 and 1998

The $120,000 net income for the quarter ended June 30, 1999 increased $42,000 over the same quarter last year. Net interest income before allowances for loan losses increased $276,000 to $857,000, primarily due to volume increases in earning assets. Provision for loan losses increased $114,000 to $242,000 which included $295,000 in specific allocations and approximately $50,000 reduction due to loan sales and reductions in new loan volume compared to the same quarter last year. Other operating income increased by $332,000 due mostly to operating lease income of $309,000 resulting from a $2,775,000 operating lease recorded during the third quarter of 1998. In addition, loan participation fees and servicing income increased by $16,000 due to volume. Other miscellaneous income increased by $7,000 over the quarter ended June 30, 1998. Other operating expense increased by $390,000. Salaries and employee benefits increased by $77,000 due to additional employees and salary increases. Occupancy expense increased by $12,000 primarily due to the opening of a bank branch in January 1999 and temporary additional office space acquired during the third quarter of 1998. Equipment expense increased by $286,000 due mostly to operating lease equipment depreciation expense of $266,000. Advertising and promotion expense decreased $24,000 due to reductions in both radio and newspaper advertising. Professional fees increased by $31,000 due mostly to additional legal fees of $19,000 addressing primarily loan issues relating to MCA Financial Corporation ("MCA"), and operating lease broker fees of $10,000 relating to the $2,775,000 operating lease recorded during the third quarter of 1998. Remaining expenses increased a net $8,000.

The resulting income before federal income tax increased by $104,000 for the same time period. Federal income tax was $62,000 for the second quarter of 1999. There was no Federal income tax for the same quarter in 1998 as the Company had a net operating loss carryforward.

Net income per average primary share outstanding was $0.09 for the quarter ended June 30, 1999 compared to $0.06 for the same quarter in 1998. On a fully diluted basis, net income per share was $0.09 for the quarter ended June 30, 1999 compared to $0.05 for the quarter ended June 30, 1998.


Results for the Six Months Ended June 30, 1999 and 1998

The $234,000 net income for the six-month period ended June 30, 1999 increased by $83,000 over the same period last year. Net interest income before allowances for loan losses increased by $651,000 to $1,711,000 primarily due to volume increases in earning assets. Provision for loan losses increased by $384,000 to $609,000 primarily due to additional reserves for specific allocations. Other operating income increased by $855,000 due mostly to operating lease income of $618,000 resulting from a $2,775,000 operating lease recorded during the third quarter of 1998. In addition, there was a $216,000 gain on loans sold in 1999--there were no loan sales in 1998. Other income increased by $21,000 primarily due to loan participation fees and servicing income. Other operating expense increased by $918,000. Salaries and employee benefits increased by $217,000 due to additional employees and salary increases. Occupancy expense increased by $30,000 primarily due to the opening of a bank branch in January 1999 and temporary additional office space acquired during the third quarter of 1998. Equipment expense increased by $564,000 due mostly to operating lease equipment depreciation expense of $531,000. Advertising and promotion expense decreased by $13,000 due to reductions in both radio and newspaper advertising in 1999. Professional fees increased by $78,000 due mostly to additional legal fees of $45,000 addressing primarily loan issues relating to MCA and operating lease broker fees of $20,000 relating to the $2,775,000 operating lease recorded during the third quarter of 1998. Remaining expenses increased by a net $42,000, which includes a $20,000 increase in telephone expense primarily due to additional locations.

The resulting income before federal income tax increased by $204,000 for the same time period. Federal income tax was $121,000 for the first six months of 1999. There was no Federal income tax for the same period in 1998 as the Company had a net operating loss carryforward.

Net income per average primary share outstanding was $0.18 for the six months ended June 30, 1999 compared to $0.12 for the same period in 1998. On a fully diluted basis, net income per share was $0.18 for the six months ended
June 30, 1999 compared to $0.11 for the six months ended June 30, 1998.


Loans and Allowances for Loan Losses

The categories of loans outstanding at June 30, 1999, in dollars and as a percentage of total loans outstanding, are as follows:

                                               (000s omitted for dollars)

                                                              Percentage
                                                               of Total
              Loan Category                       Amount         Loans
                                                  ------      ----------
Commercial loans discounted                      $57,231         71.1%
Commercial financing leases                          995          1.2%
Commercial loans direct                            8,525         10.6%
Lines of credit                                    4,928          6.1%
Commercial real estate                             1,495          1.9%
Real estate construction                             937          1.2%
Mortgage, home equity and installment loans        6,367          7.9%
                                                 -------        -----
      Total loans                                $80,478        100.0%
                                                 =======        =====

There were $620,000 in loans charged off during the first quarter of 1999 against specific reserves previously allocated in 1998 and an additional $247,000 charged off during the second quarter of 1999. These charged off loans are primarily related to MCA, which filed for protection under the bankruptcy laws during the first quarter of 1999. Management is continually working diligently to protect the Bank's rights and to minimize net charge-offs resulting from the MCA situation. Remaining MCA related loans of $356,000 have been transferred to other assets and will be primarily netted out of proceeds received from the sale of collateral controlled by Michigan Heritage Bank. There were no charge-offs prior to 1999 and there have been no recoveries to date.

During the second quarter of 1999, management provided an additional reserve of $295,000 for a series of lease financing loans in the aggregate amount of approximately $1,575,000 made to a major national hospital and nursing home company. The financial condition of this nursing home company has deteriorated primarily due to changes in government reimbursement policies resulting from the Balanced Budget Act of 1998. At this time, the nursing home company has made full and timely payment on the loans. Michigan Heritage Bank has received assurances from the nursing home company that the collateral underlying the loans is critical to its operations and that it will continue to make full and timely payments. In addition, under the terms of the loans, portions of the outstanding balances will be guaranteed by the manufacturer of the collateral after the passage of a certain amount of time. Despite these guarantees and the fact that none of the loans are past due, management reclassified these loans as impaired as of June 30, 1999 and allocated appropriate reserves.

The overall 12-month increase from June 30, 1998, to June 30, 1999, in the loan portfolio of $25,780,000, or 47%, has not increased the proportionate level of credit risk in the loan portfolio, although more funds are at risk given that the aggregate size of the loan portfolio has increased. Throughout this period, management has maintained the standards of Michigan Heritage Bank's credit underwriting and approval policies in order to minimize exposure to risk. Management believes that the level of risk in the current loan portfolio is, on a relative basis, no greater than in the past.

At June 30, 1999, there were no non-accruing loans. There were $1,015,000 in accruing loans past due 30 days or more: $591,000 past due 30 to 59 days, $196,000 past due 60 to 89 days and $228,000 past due 90 days or more. Of these loans, $695,000 were mortgages originally serviced by MCA. No servicing of the loans took place during the first quarter of 1999 due to MCA filing for protection under the bankruptcy laws. Bank management transferred the servicing of those mortgages to another mortgage servicing company in April 1999. Management fully expects that diligent servicing of these mortgages will minimize delinquencies. Total loan reserves of $1,558,000 at June 30, 1999, were 1.94% of total loans, which included $493,000 in specific allowances. In management's opinion, the total loan reserve position is adequate relative to the overall quality of the loan portfolio.


Financial Condition

Michigan Heritage Bank's current cash projections as of June 30, 1999 indicate adequate cash balances. The Bank has additional line of credit facilities with national lending institutions to add funding capacity. Bank management also has established a network of banks that can be used to sell or participate a portion of the Bank's loan portfolio. These techniques allow the Bank to service its business relationships and generate fee and servicing revenue.

The Company's liquidity remained adequate during the 12-month period ended June 30, 1999. Michigan Heritage Bancorp, Inc. had $13,381,000 in cash and cash equivalents as of June 30, 1999 including $3,181,000 in interest bearing deposits in other banks and $9,400,000 in Federal funds sold. The investment securities portfolio, with a total book value of $6,229,000, has $4,971,000 in securities maturing during the third quarter of 1999. In addition, the Bank has proven its ability to attract deposits and build a stable deposit base from which to fund loans.

Michigan Heritage Bank is subject to various regulatory capital requirements and as a "de novo" or start-up bank, the minimum for the Tier 1 leverage ratio is 9.0%. Normally, to be considered adequately capitalized, Michigan Heritage Bank must maintain a Tier 1 leverage ratio of 4.0%. The Bank's
Tier 1 leverage ratios were 9.4% and 10.3% at June 30, 1999 and 1998, respectively. Michigan Heritage Bank plans to maintain at least a 9.0% Tier 1 leverage ratio throughout its de novo status and to remain well-capitalized thereafter.


Year 2000 Readiness

The Bank, being a new business, does not have major issues concerning older systems to update. All applicable components of both the Company and the Bank have been identified and addressed as to being Y2K compliant. In addition, the Company has completed its Business Resumption Contingency Plan (the "BRCP") and has successfully completed one phase of testing the BRCP. Additional BRCP testing is scheduled to be completed by November 1999 to ensure that all areas have been addressed.

The cost to become fully Y2K compliant for both the Company and the Bank was not material. In addition, the Bank is communicating with both vendors and appropriate customers concerning Y2K compliance to help ensure their smooth transition into the next century.


Common Stock Offering

The Company is currently offering for sale up to 500,000 shares of its common stock in order to contribute additional capital to Michigan Heritage Bank. The shares are being offered for a limited period of time exclusively to shareholders of Michigan Heritage Bancorp, Inc. at $6.00 per share. Shareholders are entitled to purchase one share for each three shares they owned on July 14, 1999. The common stock offering to existing shareholders began on July 30, 1999, and ends on September 3, 1999. Thereafter, the Company may sell any unpurchased shares to other persons at this same price, if it chooses to do so.


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


DATED: August 10, 1999


                                EXHIBIT INDEX

Exhibit     Description
-------     -----------

27          Financial Data Schedule (EDGAR filing only)












