Form 10QSB
period 1999-09-30
MICHIGAN HERITAGE BANCORP INC
filed 1999-11-12
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                 FORM 10-QSB


[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
                   For the period ended September 30, 1999

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

At November 9, 1999, there were 1,488,765 shares of Common Stock of the issuer issued and outstanding.

Traditional Small Business Disclosure Format (check one):   Yes: [ ]  No: [X]



                        PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

Michigan Heritage Bancorp, Inc.
Consolidated Balance Sheets
September 30, 1999 and September 30, 1998
(000s omitted)
(Unaudited)

                                                  September 30,  September 30,
                                                      1999            1998
                                                  -------------  -------------
ASSETS
Cash and due from banks, noninterest bearing        $   1,948     $     494
Interest bearing deposits with banks                    5,391         2,286
Federal funds sold                                      8,300         5,200
                                                    ---------     ---------
   Cash and cash equivalents                           15,639         7,980

U.S. Treasury and agency securities                     4,922        13,958
Other securities and stock                                296         1,237
                                                    ---------     ---------
   Total investments                                    5,218        15,195

Loans, gross                                           79,570        63,120
   Less: allowance for loan losses                      1,627           847
                                                    ---------     ---------
      Net loans                                        77,943        62,273

Leasehold improvements, net                                91            29
Furniture & equipment, net                                587           390
Operating lease equipment, net                          1,535         2,598
                                                    ---------     ---------
   Total fixed assets                                   2,213         3,017

Accrued interest receivable                               402           687
Other assets                                              709           355
                                                    ---------     ---------
   Total other assets                                   1,111         1,042
                                                    ---------     ---------
         Total assets                               $ 102,124     $  89,507
                                                    =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits                                      $  91,349     $  78,618
Other liabilities                                         452           516
                                                    ---------     ---------
   Total liabilities                                   91,801        79,134

Stockholders' Equity
   Preferred stock--no par value;
      500,000 shares authorized, none issued                0             0
   Common stock--no par value;
      4,500,000 shares authorized, shares issued
      and outstanding--1,265,000 shares                12,482        12,482
   Retained deficit                                    (2,105)       (2,082)
   Accumulated other comprehensive loss                   (54)          (27)
                                                    ---------     ---------
       Total stockholders' equity                      10,323        10,373
                                                    ---------     ---------
         Total liabilities and stockholders'
           equity                                   $ 102,124     $  89,507
                                                    =========     =========

Total loan loss reserve ratio                            2.04%         1.34%
Total loan to deposit  ratio                               87%           80%

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Earnings
Three and Nine Month Periods Ended
  September 30, 1999 and 1998
(000s omitted except per share data)
(Unaudited)

                                             Three Months      Nine Months
                                           Ended Sept. 30,   Ended Sept. 30,
                                           ---------------   ---------------
                                            1999     1998     1999     1998
                                           ------   ------   ------   ------
OPERATING INCOME:
Interest income                            $2,051   $1,739   $6,261   $4,213
Interest expense                            1,224    1,071    3,723    2,485
                                           ------   ------   ------   ------
   Net interest income before
     provision for loan losses                827      668    2,538    1,728

Less: provision for loan losses                 5      155      614      380
                                           ------   ------   ------   ------
   Net interest income after
     provision for loan losses                822      513    1,924    1,348

Operating lease income                        309      206      927      206
Gain on sale of loans                          31        0      247        0
Other income                                   26        5       77       35
                                           ------   ------   ------   ------
   Total other operating income               366      211    1,251      241
                                           ------   ------   ------   ------

      Total operating income                1,188      724    3,175    1,589

OTHER OPERATING EXPENSES:
Salaries and employee benefits                327      229      934      619
Occupancy expense                              40       25      102       57
Equipment expense                             309      209      925      261
Data processing expense                        16       16       44       34
Insurance expense                               6        5       17       13
Advertising/promotion expense                  45       39      101      108
Office supplies and printing expense            8        7       25       16
Professional fees                              67       47      203      105
Provision for other asset losses expense      137        0      137        0
Organization amortization expense               0        6        0       19
Other expense                                  64       35      163      100
                                           ------   ------   ------   ------
   Total other operating expense            1,019      618    2,651    1,332
                                           ------   ------   ------   ------

      Net operating income                    169      106      524      257

Provision for federal income taxes             58        0      179        0
                                           ------   ------   ------   ------
         Net income                        $  111   $  106   $  345   $  257
                                           ======   ======   ======   ======

Per Common Share Data:*
Net income per primary share               $ 0.09   $ 0.08   $ 0.27   $ 0.20
Net income per fully diluted share         $ 0.09   $ 0.08   $ 0.27   $ 0.19


* Per share amounts have been restated for 1998 to reflect a 10% stock dividend declared on April 16, 1998.

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Cash Flow
Nine Month Periods Ended September 30, 1999 and 1998
(000s omitted)
(Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                        --------------------
                                                          1999        1998
                                                        --------    --------

Operating activities:
    Net income                                          $    345    $    257
    Adjustments to reconcile net income to net
        cash provided in operating activities:
           Discount accretion and premium
                amortization of investment securities          8          97
           Provision for loan losses                         614         380
           Depreciation                                      915         250
           (Increase) decrease in other assets                95        (574)
           Decrease in other liabilities                    (370)        (49)
                                                        --------    --------

    Net cash provided by operating activities              1,607         361

Investing activities:
    Purchase of U.S. Treasury and agency securities      (10,000)    (19,120)
    Proceeds from matured or called U.S. Treasury
        and agency securities                             13,000      13,600
    Proceeds from other securities sold                     --         4,000
    Purchase of Federal Reserve Bank and other stock         (57)       --
    Purchase of leasehold improvements, furniture
        and equipment                                       (342)     (2,883)
    Net change in gross loans                              1,228     (30,515)
                                                        --------    --------

    Net cash provided (used) by investing
      activities                                           3,829     (34,918)

Financing activities:
    Increase in deposits                                   3,695      37,890
    Decrease in borrowed funds                            (1,750)       --
                                                        --------    --------

    Net cash provided by financing activities              1,945      37,890
                                                        --------    --------

Increase in cash and cash equivalents                      7,381       3,333

Cash and cash equivalents at beginning of year             8,258       4,647
                                                        --------    --------

Cash and cash equivalents at end of period              $ 15,639    $  7,980
                                                        ========    ========


Michigan Heritage Bancorp, Inc.
Consolidated Statement of Changes in Stockholders' Equity
December 31, 1996 to September 30, 1999
(000s omitted)
(Unaudited)
                                                                    Accumulated
                                                                       Other
                                                                   Comprehensive
                                               Common     Retained    Income
                                      Shares    Stock     Deficit     (Loss)        Total
                                      ------   -------   ---------  ------------   -------
December 31, 1996                         1    $  --     $   (68)      $ --        $   (68)

Issuance of common stock,
   net of offering costs              1,150     10,815      --           --         10,815
Retirement of initial share              (1)      --        --           --           --
Comprehensive loss--net loss           --         --        (602)        --           (602)
                                      -----    -------   -------       ------      -------

Balance-December 31, 1997             1,150     10,815      (670)        --         10,145

Comprehensive loss:
   Net loss                            --         --        (113)        --           (113)
   Change in net unrealized gain
      on securities available for
      sale, net of tax effect          --         --        --              9            9
                                                                                   -------
   Total comprehensive loss                                                           (104)
Stock dividend paid                     115      1,667    (1,667)        --           --
                                      -----    -------   -------       ------      -------

Balance-December 31, 1998             1,265     12,482    (2,450)           9       10,041

Comprehensive income:
   Net income                          --         --         345         --            345
   Change in net unrealized gain
      on securities available for
      sale, net of tax effect          --         --        --            (63)         (63)
                                                                                   -------
   Total comprehensive income                                                          282
                                      -----    -------   -------       ------      -------

Balance-September 30, 1999            1,265    $12,482   $(2,105)      $  (54)     $10,323
                                      =====    =======   =======       ======      =======

Michigan Heritage Bancorp, Inc.
Notes to Financial Statements
September 30, 1999
(Unaudited)

Item 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:
Michigan Heritage Bancorp, Inc. (the "Company") was incorporated in the State of Michigan on September 22, 1989. The Company was inactive from that time until its Articles of Incorporation were amended on November 6, 1996 into its current form. The Company is a bank holding company whose primary purpose is to own and operate Michigan Heritage Bank (the "Bank") as the Bank's sole stockholder. Organizational and other start-up costs were funded with loans from organizers. Proceeds from the Company's initial public offering were primarily used to capitalize the Bank which is currently headquartered in Novi, Michigan. The Company completed an initial public offering of common stock during the first quarter of 1997, realizing a total of $10.9 million (after payment of underwriters' commissions and offering expenses). During the fourth quarter of 1999, the Company competed a rights offering to existing shareholders raising $1.3 million in additional capital after payment of offering expenses. The consolidated financial statements of the Company include its only subsidiary, the Bank. The quarter ended September 30, 1999 was the Bank's tenth full quarter of operation. All adjustments, which in the opinion of management are necessary in order to ensure that the interim unaudited financial statements are not misleading, have been included.

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

The Company experienced its sixth quarter of positive earnings with net income of $111,000 for the quarter ending September 30, 1999 which is only the tenth full quarter of operations for the Company. Total assets at the end of the quarter were $102,124,000, a 12-month increase of $12,617,000 from the $89,507,000 of total assets at September 30, 1998. Total loans outstanding grew to $79,570,000 which is a 12-month increase of $16,450,000. Loan growth was funded primarily by a $12,731,000 increase in deposits, resulting in total outstanding deposits of $91,349,000 at September 30, 1999. Additional loan growth came from a $2,318,000 net reduction in investments and cash and cash equivalents.

Results for the Quarters Ended September 30, 1999 and 1998

The $111,000 net income for the quarter ended September 30, 1999 increased $5,000 over the same quarter last year. Net interest income before allowances for loan losses increased $159,000 to $827,000 primarily due to volume increases in earning assets. Provision for loan losses decreased $150,000 to $5,000. The loan loss reserves were increased during the first and second quarter of 1999 to address increases in specific loan classifications. During the third quarter of 1999, the loan portfolio decreased $908,000 due primarily to loan sales and there was a $68,000 loan recovery previously charged-off in the first quarter of this year. Other operating income increased by $155,000 due mostly to a $103,000 increase in operating lease income resulting from a $2,775,000 operating lease recorded during the third quarter of 1998. There was also a $31,000 gain on sale of loans in the third quarter of 1999 as compared to no loan sales in the same quarter last year. Other miscellaneous income increased by $21,000 over the quarter ended September 30, 1998 due primarily to a $19,000 increase in loan participation and servicing fee income. Other operating expense increased by $401,000. Salaries and employee benefits increased by $98,000 due to additional employees and salary increases. Occupancy expense increased by $15,000 primarily due to the opening of a bank branch in January 1999 and temporary additional office space acquired during the third quarter of 1998. Equipment expense increased by $100,000 due mostly to 3 months of operating lease equipment depreciation expense of $89,000 per month during the third quarter this year as compared to only 2 months of depreciation for the third quarter last year. Professional fees increased by $20,000 due mostly to additional legal fees addressing primarily loan related issues. Provision for other asset losses expense was $137,000 for the quarter ended September 30, 1999 to adjust repossessed loan collateral to market value. There was no provision for other asset losses for the same quarter last year. Telephone and FDIC expense went up $9,000 and $8,000, respectively. Remaining expenses increased a net $14,000.

The resulting income before federal income tax increased by $63,000 for the same time period. Federal income tax was $58,000 for the third quarter of 1999. There was no federal income tax for the same quarter in 1998 as the Company had a net operating loss carryforward.

Net income per average primary share outstanding was $0.09 for the quarter ended September 30, 1999 compared to $0.08 for the same quarter in 1998. On a fully diluted basis, net income per share was also $0.09 for the quarter ended September 30, 1999 compared to $0.08 for the quarter ended September 30, 1998.

Results for the Nine Months Ended September 30, 1999 and 1998

The $345,000 net income for the nine-month period ended September 30, 1999 increased by $88,000 over the same period last year. Net interest income before allowances for loan losses increased by $810,000 to $2,538,000 primarily due to volume increases in earning assets. Provision for loan losses increased by $234,000 to $614,000 primarily due to additional reserves for specific allocations. Other operating income increased by $1,010,000 due mostly to operating lease income of $927,000 which was a $721,000 increase over this quarter last year. The $2,775,000 operating lease was recorded during the third quarter of 1998. In addition, there was a $247,000 gain on loans sold in 1999--there were no loan sales in 1998. Other income increased by $42,000 primarily due to loan participation fees and servicing income. Other operating expense increased by $1,319,000. Salaries and employee benefits increased by $315,000 due to additional employees and salary increases. Occupancy expense increased by $45,000 primarily due to the opening of a bank branch in January 1999 and temporary additional office space acquired during the third quarter of 1998. Equipment expense increased by $664,000 due mostly to a $620,000 increase in operating lease equipment depreciation expense. Regular bank equipment depreciation expense increased $34,000 and equipment maintenance increased $7,000. Data processing expense increased $10,000 primarily due to additional accounts and Y2K testing. Advertising and promotion expense decreased by $7,000 due to reductions in both radio and newspaper advertising in 1999. Office supplies and printing increased $9,000 due to increases in both supplies and printing expense. Professional fees increased by $98,000 due mostly to additional legal fees of $70,000 addressing primarily loan issues relating to Mortgage Corporation of America ("MCA") and additional operating lease broker fees of $23,000 relating to the $2,775,000 operating lease recorded during the third quarter of 1998. Provision for other asset losses expense was $137,000 for the nine-month period ended September 30, 1999 to adjust repossessed loan collateral to market value. There was no provision for other asset losses for the same period last year. Remaining expenses increased by a net $48,000, which includes a $30,000 increase in telephone expense primarily due to additional locations and an increase of $11,000 in FDIC insurance expense.

The resulting income before federal income tax increased by $267,000 for the same time period. Federal income tax was $179,000 for the first nine months of 1999. There was no federal income tax for the same period in 1998 as the Company had a net operating loss carryforward.

Net income per average primary share outstanding was $0.27 for the nine months ended September 30, 1999 compared to $0.20 for the same period in 1998. On a fully diluted basis, net income per share was $0.27 for the nine months ended September 30, 1999 compared to $0.19 for the nine months ended September 30, 1998.

Loans and Allowances for Loan Losses

The categories of loans outstanding at September 30, 1999 in dollars and as a percentage of total loans outstanding are as follows

                                             (000s omitted for dollars)
                                                          Percentage
                                                           of total
           Loan Category                          Amount     loans
                                                 ------   ----------
Commercial, financial and agricultural          $72,112     90.6%
Real estate-construction                            315      0.4%
Real estate-mortgage                              6,036      7.6%
Installment loans to individuals                    136      0.2%
Lease financing                                     971      1.2%
                                                -------    -----
       Total loans                              $79,570    100.0%
                                                =======    =====

 Note: There were no agricultural loans as of September 30, 1999.

There were $620,000 in loans charged off during the first quarter of 1999 against specific reserves previously allocated in 1998 and an additional $247,000 charged off during the second quarter of 1999. These charged off loans are primarily related to MCA, which filed for protection under the bankruptcy laws during the first quarter of 1999. Management is continually working diligently to protect the Bank's rights and to minimize net charge-offs resulting from the MCA situation. Remaining MCA related loans of $353,000 transferred to other assets were netted out of proceeds received from the sale of collateral controlled by Michigan Heritage Bank and residual balances charged off. There were no charge-offs prior to 1999. There was a $4,000 charge-off during the third quarter of 1999. Also during the third quarter of 1999 there was a $68,000 MCA related loan recovery.

As of September 30, 1999, management allocated $306,000 in specific reserves for a $1,531,000 series of lease financing loans made to a major national hospital company. The financial condition of this company has deteriorated primarily due to changes in government reimbursement policies resulting from the Balanced Budget Act of 1997. At this time, the company has made full and timely payment on the loans. Michigan Heritage Bank has received assurances from the company that the collateral underlying the loans is critical to its operations and that it will continue to make full and timely payments. In addition, under the terms of the loans, portions of the outstanding balances are now guaranteed by the manufacturer of the collateral. The manufacturer may guarantee additional portions after the passage of a certain amount of time. Despite these guarantees and the fact that none of the loans are past due, management reclassified these loans as substandard and allocated appropriate reserves. Additional specific reserves of $307,000 have also been allocated for various other loans.

The loan portfolio overall 12-month increase from September 30, 1998 to September 30, 1999 of $16,450,000 or 26%, has not increased the proportionate level of credit risk in the loan portfolio, although more funds are at risk given that the aggregate size of the loan portfolio has increased. Management continues to strengthen the credit underwriting and approval processes in anticipation of a future economic downturn. Management believes that the level of risk in the current loan portfolio is, on a relative basis, no greater than in the past.

At September 30, 1999 there were no non-accruing loans. There were $1,041,000 in accruing loans past due 30 days or more: $598,000 past due 30 to 59 days, $227,000 past due 60 to 89 days and $216,000 past due 90 days or more. Of these loans, $564,000 were mortgages originally serviced by MCA. No servicing of the loans took place during the first quarter of 1999 due to MCA filing for protection under the bankruptcy laws. Bank management transferred the servicing of those mortgages to another mortgage servicing company in April 1999. Management fully expects that diligent servicing of these mortgages will minimize delinquencies.

Total loan reserves of $1,627,000 at September 30, 1999 were 2.04% of total loans, which included $613,000 in specific allowances. The following highlights the allocations of allowances for loan losses as of September 30, 1999.

                                            (000s omitted for dollars)
                                                                Percent of
                                       Loan loss                 loan loss
                                       allowance  Loan amounts  allowance to
                                         amount   outstanding   loan amounts
                                       ---------  ------------  ------------
Domestic:
    Commercial, financial and
      agricultural                      $ 1,301     $72,112        1.80%
    Real estate-construction                  4         315        1.25%
    Real estate-mortgage                    245       6,036        4.06%
    Installment loans to individuals          2         136        1.25%
    Lease financing                          12         971        1.25%
Foreign                                    --          --          0.00%
Off-balance sheet items and
  Y2K issues                                 63        --           n/a
                                        -------     -------       -----
Total                                   $ 1,627     $79,570        2.04%
                                        =======     =======       =====


In management's opinion, the total loan reserve position is adequate relative to the overall quality of the loan portfolio.

Financial Condition

Michigan Heritage Bank's current cash projections as of September 30, 1999 indicate adequate cash balances. The Bank has additional line of credit facilities with national lending institutions to add funding capacity. Bank management also has established a network of banks that can be used to sell or participate a portion of the Bank's loan portfolio. These techniques allow the Bank to service its business relationships and generate fee and servicing revenue.

The Company's liquidity remained adequate during the 12-month period ended September 30, 1999. Michigan Heritage Bancorp had $15,639,000 in cash and cash equivalents as of September 30, 1999 including $5,391,000 in interest bearing deposits in other banks and $8,300,000 in Federal funds sold. The investment securities portfolio, with a total book value of $5,218,000, has $3,966,000 in securities maturing during the fourth quarter of 1999. In addition, the Bank has proven its ability to attract deposits and build a stable deposit base from which to fund loans.

Michigan Heritage Bank is subject to various regulatory capital requirements and as a "de novo" or start-up bank, the minimum for the Tier 1 leverage capital ratio is 9.0%. Normally, to be considered adequately capitalized, Michigan Heritage Bank must maintain a Tier 1 leverage capital ratio of 4.0%. The Bank's Tier 1 leverage capital ratios were 9.7% and 11.1% at September 30, 1999 and 1998, respectively. Michigan Heritage Bank plans to maintain at least a 9.0% Tier 1 leverage capital ratio throughout its de novo status and to remain well-capitalized thereafter.

Year 2000 Readiness

The Bank, being a new business, does not have major issues concerning older systems to update. All applicable components of both the Company and the Bank have been identified and addressed as to being Y2K compliant. In addition, the Company has completed its Business Resumption Contingency Plan (the "BRCP") and has successfully completed various phases of testing the BRCP. Additional BRCP testing is scheduled to be completed during the fourth quarter of 1999 to ensure that all areas have been addressed.

The cost to become fully Y2K compliant for both the Company and the Bank was not material. In addition, the Bank is communicating with both vendors and appropriate customers concerning Y2K compliance to help ensure their smooth transition into the next century.

Common Stock Offering

The Company completed a rights offering to existing shareholders in October 1999. Up to 500,000 shares of common stock were offered for sale in order to contribute additional capital to Michigan Heritage Bank. The shares were offered for a limited period of time exclusively to shareholders of Michigan Heritage Bancorp, Inc. at $6.00 per share. Shareholders were entitled to purchase one share for each three shares they owned on July 14, 1999. The common stock offering to existing shareholders began on July 30, 1999 and ended on October 1, 1999. A total of 223,765 shares of common stock were sold resulting in $1.3 million in additional capital after payment of offering expenses. The number of shares of common stock now outstanding after the rights offering is 1,488,765.

                          PART II--OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

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



                                 MICHIGAN HERITAGE BANCORP, INC.




                                 By:     /s/   Anthony S. Albanese
                                        _____________________________________
                                        Anthony S. Albanese
                                        President and Chief Operating Officer







                                 And:    /s/   Darryle J. Parker
                                        _____________________________________
                                        Darryle J. Parker
                                        Secretary, Treasurer, and
                                        Chief Financial Officer
                                        (Duly authorized officer)


DATED: November 9, 1999

                                EXHIBIT INDEX

Exhibit   Description
-------   -----------

   27     Financial Data Schedule (EDGAR filing only)