Form 10KSB
period 1999-12-31
MICHIGAN HERITAGE BANCORP INC
filed 2000-03-22
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999

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

        28300 Orchard Lake Road, Suite 200, Farmington Hills, MI 48334
            (Address of principal executive offices with zip code)

                                 248-538-2525
             (Registrant's telephone number, including area code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recently completed fiscal year:
$10,496,000

The aggregate market value of the voting and no-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 28, 2000, was $6,327,251.

As of February 28, 2000, there were 1,488,765 shares of Common Stock of the Issuer issued and outstanding.

Traditional Small Business Disclosure Format (check one): Yes: [ ] No: [X]

Portions of the registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders to be held April 20, 2000, to the extent expressly so stated herein, are incorporated by reference into Part III of this Report.



                              TABLE OF CONTENTS

PART I                                                                   Page

Item 1        Description of Business                                     2
Item 2        Description of Properties                                   6
Item 3        Legal Proceedings                                           6
Item 4        Submission of Matters to a Vote of Security Holders         6

PART II

Item 5        Market for Common Equity and Related Stockholder Matters    7
Item 6        Management's Discussion and Analysis                        7
Item 7        Financial Statements                                       14
Item 8        Changes in and Disagreements with Accountants
                         on Accounting and Financial Disclosure          14

PART III

Item 9        Directors, Executive Officers, Promoters and Control
                         Persons; Compliance With Section 16(a)          15
Item 10       Executive Compensation                                     15
Item 11       Security Ownership of Certain Beneficial
                         Owners and Management                           15
Item 12       Certain Relationships and Related Transactions             15
Item 13       Exhibits, List and Reports on Form 8-K                     15

Signatures                                                               41

Exhibit Index                                                            42

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

The Bank's main office is currently located along the rapidly developing Haggerty road corridor in the southeast corner of Novi, Michigan. The Bank leases and has renovated a former bank branch building. The communities that comprise the Bank's primary service area are Novi, Farmington, Farmington Hills, Livonia, Northville, Northville Township, and Troy. Management believes these communities have an expanding and diverse economic base, which includes a wide range of small- to medium-sized businesses engaged in manufacturing, high technology research and development, computer services and retail. The Bank's secondary service area is the remaining portions of Oakland County and Wayne County not included within the primary service area.

In January 1999, the Company opened its second branch location in Troy, Michigan. The branch office is leased with leasehold improvements of approximately $80,000. Furniture and equipment purchased for the new location is approximately $50,000.

The headquarters for both the Company and the Bank was relocated to the northeast area of Farmington Hills in December 1999. Leasehold improvements, furniture and equipment for the new headquarters were approximately $400,000. The Bank entered into a 15 year lease at approximately $220,000 annual rent net of rental income.

In January 2000, the Company opened its third branch on the first floor of the Bank's new headquarters in Farmington Hills, Michigan. The branch office located in the new building is leased with minimal leasehold improvements. Furniture and equipment purchased for the new location is approximately $24,000.


Lending

The Bank's lending activities include commercial equipment leases, direct financing leases, commercial loans, commercial real estate loans, residential mortgage loans, home equity loans, and consumer installment loans. The Bank considers a loan impaired when it is probable that all interest and principal will not be collected. For the period ended December 31, 1999, impaired loans were $113,000 resulting from two commercial loan customers. Specific allowances for impaired loans were $63,000 at year-end 1999. Management believes the total specific allowances for impaired loans will adequately provide for expected charge-offs for the two customers. Management is not aware of any other potential problem loans which could have a material effect on the Bank's operating results, liquidity, or capital resources. Furthermore, except for the two customers above, management is not aware of any other factors that it believes would cause future net loan charge-offs, in total and by loan category, to significantly differ from those experienced by institutions of similar size.

The following sets forth outstanding loan balances at December 31, 1999 and 1998, by category of loan.

                                            ($ in thousands)
                                        Amount as of December 31,
Type of Loan                                 1999     1998
------------                                 ----     ----
Commercial, financial and agricultural     $74,005   $75,968
Real estate--construction                      417         0
Real estate--mortgage                        6,334     4,454
Installment loans to individuals               166       137
Lease financing                                948     1,042
                                           -------   -------
           Total loans                     $81,870   $81,601

The Bank has made only domestic loans.

Allowance for Loan Losses
The following table summarizes changes in the allowance for loan and lease losses arising from additions to the allowance which have been charged to expense, selected ratios, and the allocation of the allowance for loan losses.

                                                        ($ in thousands)
                                                    Amount as of December 31,
                                                         1999     1998
                                                         ----     ----

Average loans outstanding                              $82,523    $53,368
Total loans at year end                                 81,870     81,601
Allowance for loan losses at beginning of period         1,816        467
Provision charged to expense                             1,072      1,349
Loan charge-offs during the period                         969          0
Loan recoveries during the period                           68          0
Allowance for loan losses at end of year                 1,987      1,816
Ratio of net charge-offs during the period to
           average loans outstanding                      1.09%      --
Allowance for loan losses as a percentage
           of loans at period end                         2.43%      2.23%

Specific allowance for impaired loans                       63        820
Unallocated allowance                                    1,924        996
           Total allowance for loan losses               1,987      1,816

In each accounting period, the allowance for loan and lease losses is adjusted by management to the amount necessary to maintain the allowance at adequate levels. Through its credit department, management attempts to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the portfolio and general economic conditions.

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

Deposits

The following summarizes certain information regarding deposits with the Bank.

                                                ($ in thousands)
                                           For the Year Ended December 31,
                                             1999                  1998
                                       ------------------  -------------------
                                       Average             Average
Type of Deposit                        Amount   Rate Paid  Amount    Rate Paid
---------------                        -------  ---------  -------   ---------

Noninterest bearing demand deposits    $ 1,670     0.00%   $   753     0.00%
Interest bearing checking
           and money market deposits     8,001     4.50      5,632     4.85
Savings deposits                            36     2.78         66     3.03
Time deposits                           82,041     5.63     57,040     5.94
                                       -------     ----    -------     ----
           Total deposits              $91,748     5.43%   $63,491     5.77%

The Bank has no foreign banking offices.

Company Selected Financial Information

The following table contains selected financial information for the Company:

                                                ($ in 000s execpt per share data)
                                          -------------------------------------------
For the years ended December 31,            1999          1998     1997          1996
                                          -------------------------------------------
Net interest income                       $  3,403   $  2,440    $   896     $    1
Net income                                $    475   $   (113)   $  (602)    $  (68)
Net income per fully diluted
   share of common stock                  $   0.36   $  (0.09)   $ (0.57)
Cash dividends declared per
   common share of stock                      --         --         --         --
Dividend payout ratio                         --         --         --         --
Total assets at year-end                  $108,887   $100,267    $51,438     $  244
Total stockholders' equity at year-end    $ 11,718   $ 10,041    $10,145     $  (68)
Total average assets                      $102,935   $ 74,321    $26,220     $  122
Total average stockholders' equity        $ 10,566   $ 10,358    $ 8,591     $  (34)
Return on average total assets                0.46%     (0.15)%    (2.30)%
Return on average stockholders' equity        4.50%     (1.09)%    (7.01)%
Average equity to average assets             10.26%     13.94%     32.77%

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

Employees

At December 31, 1999, the Company employed 27 people on a full-time basis including two customer service representatives for the Bank's new Farmington Hills branch opened in January 2000. Over the next 12 months the Bank expects to add five full-time people: one full-time loan administrator, one full-time credit manager, two full-time loan credit analysts, and one full-time commercial loan officer. The bank also expects to add one part-time teller during the year 2000.

Competition

The Company and the Bank face strong competition for deposits, loans and other financial services from numerous Michigan and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers equipment leasing companies, insurance companies, mutual funds, and other lending sources and investment alternatives. Some of the financial institutions and financial service organizations with which the Bank will compete are not subject to the same degree of regulation as the Bank. Many of the financial institutions aggressively compete for business in the Bank's market areas. Many of these competitors have been in business for many years, have established customer bases, have substantially higher lending limits than the Bank, are larger and will be able to offer certain services that the Bank does not expect to provide in the foreseeable future, including trust services, and international banking services. In addition, most of these entities have greater capital resources than the Bank which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than could the Bank. Additionally, federal legislation regarding interstate branching and banking and legislation affecting the cost of deposit insurance premiums may act to increase competition in the future from larger out-of-state banks and thrift institutions.

Item 2. Description of Properties

The Bank leases a 3,000 square foot building at 21211 Haggerty Road, Novi, Michigan 48375 for use as its main banking office. The Company also used the same building as its headquarters for the first eleven months of 1999. The lease term extends until June 30, 2002, at an annual rent of $45,000. The building was originally built in 1988 to be a bank branch and has one drive-up window and three drive-up bays. The building has substantial on-site parking. There is one entrance/exit on Haggerty Road as well as a rear exit to Orchard Hill Place. Access to the main office is available to Oakland and Wayne County residents by using I-275, I-96, I-696, and Grand River Avenue.

During 1999, the Bank also leased 2,700 square feet of office and inventory storage space on a monthly basis for the accounting, human resource, and commercial direct lending departments at Hamilton Building, 33045 Hamilton Court, Farmington Hills, MI 48334. The annualized rent was $36,000. The accounting, human resource, and commercial direct lending departments were relocated to the Bank's new headquarters building in December 1999 at which time the Hamilton Building lease was terminated.

The Bank opened its first branch in January 1999, with 1,500 square feet of office space within a strip mall at 1917 East Big Beaver Road, Troy, MI 48083. The lease extends until January 18, 2004, at an annual rent of $32,000. The branch has two teller windows, two customer service desks, a mutual funds room, and a conference room.

The Bank signed a 15 year lease for approximately 10,000 square feet for a new headquarters in Farmington Hills, Michigan which was moved into during December 1999. The lease extends until June 30, 2014. Additional costs for furniture, equipment and leasehold improvements for the new headquarters were approximately $400,000. The annual rent net of expected rental income is $220,000.

The Bank opened its third branch in January 2000 with 1,200 square feet of office space on the first floor of the new headquarters building. The lease extends until June 30, 2014, at an annual rent of $28,000. The branch has two teller windows, two customer service desks, a mutual funds room, and a conference room. There were minimal leasehold improvements for the branch. Additional equipment for the branch was approximately $24,000.


Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

                                   PART II

Item 5. Market for Common Stock and Related Stockholder Matters.

The Company's common stock is traded in the over-the-counter market and quotations are reported on the OTC Bulletin Board under the symbol "MHBC." There were approximately 66 holders of record as of December 31, 1999. Included among the 66 holders of record are investment firms with an undetermined number of clients owning the Company's common stock. The Company paid a 10% common stock dividend on June 15, 1998. There were no cash dividends paid during 1999, 1998 or 1997.

The Company completed a rights offering to existing shareholders in October 1999. Up to 500,000 shares of common stock were offered for sale in order to contribute additional capital to Michigan Heritage Bank. The shares were offered for a limited period of time exclusively to shareholders of Michigan Heritage Bancorp, Inc. at $6.00 per share. Shareholders were entitled to purchase one share for each three shares they owned on July 14, 1999. The common stock offering to existing shareholders began on July 30, 1999 and ended on October 1, 1999. A total of 223,765 shares of common stock were sold resulting in $1,248,000 in additional capital after payment of offering expenses. The number of shares of common stock now outstanding after the rights offering is 1,488,765.

The following sets forth the quarterly high and low bid price per share during each of the four quarters in 1999, 1998 and 1997 (since the date of the Company's public offering). These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                High/Low
                                                --------
            1999     4th Quarter           $ 6.00  /  $ 3.13
                     3rd Quarter           $ 7.00  /  $ 5.00
                     2nd Quarter           $ 7.75  /  $ 5.75
                     1st Quarter           $ 9.88  /  $ 6.75

            1998     4th Quarter           $10.50  /  $ 8.00
                     3rd Quarter           $12.00  /  $ 9.00
                     2nd Quarter           $13.18  /  $12.00
                     1st Quarter           $13.18  /  $ 9.77

            1997     4th Quarter           $11.82  /  $ 9.09
                     3rd Quarter           $12.05  /  $ 8.41
                     2nd Quarter           $ 9.77  /  $ 8.41
                     1st Quarter           $ 9.77  /  $ 8.86



Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion addresses material factors affecting the financial condition and results of the Company. This discussion should be read in conjunction with the audited financial statements, footnotes and supplemental financial data presented elsewhere in this report.

The Company was in the development stage during 1996 and the first two months and nine days of 1997. The Company completed an initial public offering of common stock during February and March 1997. On March 10, 1997, Michigan Heritage Bank opened for business. As of December 31, 1999, the Bank had been operational almost 34 months and had completed its second full fiscal year of operations.

Results of Operation

The Company earned $475,000 in net profits for 1999, a $588,000 improvement over 1998. The $588,000 improvement resulted primarily from earning asset growth which netted an additional $1,240,000 in net interest income after provision for loan losses. Also, other income increased $1,523,000 mostly due to operating lease income, gain on sale of operating lease equipment, and gains on loans sold. These increases to income were offset partially by a $1,622,000 increase in operating expense due mostly to growth. Provision for federal income taxes applicable to operating income increased $653,000. Also in 1998, there was an additional expense of $100,000 before tax due to a change in accounting principle. Quarterly net profits for 1999 were $114,000, $120,000, $111,000, and $130,000 for the first, second, third, and fourth quarters, respectively.

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

Quarterly losses for 1997 were $81,000 for the first quarter (only 16 business days of operation), $247,000 for the second quarter, $170,000 for the third quarter, and $104,000 for the fourth quarter.

For 1999, the return on average equity was 4.50% compared to -1.09% for 1998 and -7.01% for 1997. The return for average assets for 1999 was 0.46% compared to -0.15% for 1998 and -2.30% for 1997. While there have been no cash dividends paid to date, the Board of Directors declared and distributed a 10% common stock dividend during the second quarter of 1998.

As of December 31, 1999, the Bank had reserves for possible loan losses of 2.43% of total loans outstanding. This reserve is, in management's opinion, a conservative loan reserve position relative to the overall quality of the loan portfolio. Specific allowances of $63,000 were allocated for impaired loans classified by management of $113,000. In addition to reserves for loans outstanding and specific reserves for impaired loans, there was $250,000 in loan loss reserves allocated to loan customer Y2K issues. To date, no customer Y2K issues have become apparent. In 1999, there were $901,000 net loan charge-offs primarily due to a single customer situation. There were no loan charge-offs during 1998 or 1997.

The Company's total assets at the end of 1999 amounted to $108,887,000 compared to $100,267,000 at the end of 1998, an increase of $8,620,000 or 8.6%. At year end, most of this increase in total assets was comprised of short-term earning assets. This increase was primarily due to a $6,943,000 net increase in deposits, borrowed funds and other liabilities and a $1,677,000 net increase in stockholders' equity resulting primarily from an additional $1,248,000 net proceeds from the Company's rights offering of common stock during 1999. The Company intends to deploy these proceeds in lending activities during 2000. Proceeds from loans sold during 1999 primarily funded new loan growth during the same year. Loans outstanding at year end 1999 and 1998 were $81,870,000 and $81,601,000, respectively.

The Bank's loan portfolio at the end of 1999 consisted of approximately 71% discounted loans compared to 78% at the end of 1998, 10% direct commercial loans compared to 9% for 1998, 3% commercial real estate compared to 2% for 1998, 7% lines of credit compared to 5% for 1998, 8% residential mortgages and home equity loans compared to 5% for 1998, and 1% in direct financing leases compared to 1% for 1998. Loans were funded primarily by deposits consisting mostly of time deposits which represented over 85% of total deposits at 1999 year-end compared to 88% of total deposits at 1998 year-end. Additional loan information can be found elsewhere in this report in the Notes to Consolidated Financial Statements.

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

The below table presents the Company's average balance sheets, net interest spread and net interest margin for the three years ended December 31, 1999, 1998, and 1997. Net interest income for 1999 increased $963,000 or over 39% to $3,403,000 as compared to $2,440,000 for 1998. The $2,404,000 net interest income for 1998 increased $1,544,000 or over 172% compared to $896,000 for 1997.

 Michigan Heritage Bancorp, Inc.
 Consolidated Average Balance Sheets and Analysis of Net Interest Income
 For the Years Ended December 31 (Taxable Equivalent Basis)
 ($000s)
                                                                1999                                    1998
                                                 ------------------------------------     ----------------------------------
                                                 Average                    Average        Average                 Average
                                                 Balance      Interest     Yield/Rate      Balance    Interest    Yield/Rate
-------------------------------------------------------------------------------------     ----------------------------------
Assets
      Interest bearing balances
        in other banks                         $   3,574     $    182         5.09%       $  2,743     $   146       5.32%
      Federal funds sold                           8,156          409         5.01           4,198         224       5.34
      Investment securities                        5,872          322         5.48          12,231         685       5.60
      Loans                                       82,523        7,473         9.06          53,368       5,051       9.46
                                               ---------     --------         ----        --------     -------       ----
          Total earning assets                   100,125        8,386         8.38          72,540       6,106       8.42

      Cash and due from banks                        811                                       558
      Allowance for loan losses                   (1,682)                                     (694)
      Operating lease equipment, net               1,831                                       858
      Other assets                                 1,850                                     1,059
                                               ---------                                  --------
            Total assets                       $ 102,935                                  $ 74,321
                                               =========                                  ========

Liabilities and Stockholders' Equity
      Interest on checking and
         Money market deposit accounts         $   8,001     $    360         4.50%       $  5,632     $   273       4.85%
      Savings  deposits                               36            1         2.78              66           2       3.03
      Other time deposits less than $100,000      60,059        3,362         5.60          40,253       2,393       5.94
      Time deposits $100,000 and greater          21,982        1,259         5.73          16,787         998       5.95
      Borrowed funds                                  14            1         5.25               5           0       5.25
                                               ---------     --------         ----        --------     -------       ----

          Total interest bearing liabilities      90,092        4,983         5.53          62,743       3,666       5.84
                                                             --------         ----                     -------       ----

      Other deposits, non-interest bearing         1,670                                       753
      Other liabilities                              607                                       467
      Stockholders' equity                        10,566                                    10,358
                                               ---------                                  --------
          Total liabilities and
            stockholders' equity               $ 102,935                                  $ 74,321
                                               =========                                  ========

Net interest income                                          $  3,403                                  $ 2,440
                                                             ========                                  =======

Net interest rate spread                                                      2.85%                                  2.58%
                                                                              ====                                   ====

Cost of earning assets                                                        4.98%                                  5.05%
                                                                              ====                                   ====

Net interest margin                                                           3.40%                                  3.37%
                                                                              ====                                   ====

Net interest-earning assets to
      interest-bearing liabilities                   111%                                      116%
                                               =========                                  ========

Net income after taxes                         $     475                                  $   (113)
                                               =========                                  ========

Return on equity                                    4.50%                                    (1.09)%
                                               =========                                  ========

Return on assets                                    0.46%                                    (0.15)%
                                               =========                                  ========

Dividend payout ratio                                -- %                                      -- %
                                               =========                                  ========

Equity to assets ratio                             10.26%                                    13.94%
                                               =========                                  ========

                                                               1997
                                                 ---------------------------------
                                                 Average                  Average
                                                 Balance    Interest   Yield/ Rate
----------------------------------------------------------------------------------
Assets
      Interest bearing balances
        in other banks                         $  1,734     $    103       5.94%
      Federal funds sold                          3,868          211       5.46
      Investment securities                       8,278          474       5.73
      Loans                                      11,206        1,132      10.10
                                               --------     --------      -----

          Total earning assets                   25,086        1,920       7.65

      Cash and due from banks                       676
      Allowance for loan losses                    (131)
      Operating lease equipment, net               --
      Other assets                                  589
                                               --------
            Total assets                       $ 26,220
                                               ========

Liabilities and Stockholders' Equity
      Interest on checking and
         Money market deposit accounts         $  1,236     $     61       4.94%
      Savings  deposits                             157            9       5.73
      Other time deposits less than $100,000     10,134          615       6.07
      Time deposits $100,000 and greater          5,570          339       6.09
      Borrowed funds                               --           --          --
                                               --------     --------      -----

          Total interest bearing liabilities     17,097        1,024       5.99
                                                            --------      -----

      Other deposits, non-interest bearing          291
      Other liabilities                             241
      Stockholders' equity                        8,591
                                               --------
          Total liabilities and
            stockholders' equity               $ 26,220
                                               ========

Net interest income                                         $    896
                                                            ========

Net interest rate spread                                                   1.66%
                                                                          =====

Cost of earning assets                                                     4.08%
                                                                          =====

Net interest margin                                                        3.57%
                                                                          =====

Net interest-earning assets to
      interest-bearing liabilities                  147%
                                               ========

Net income after taxes                         $   (602)
                                               ========

Return on equity                                  (7.01)%
                                               ========

Return on assets                                  (2.30)%
                                               ========

Dividend payout ratio                               -- %
                                               ========

Equity to assets ratio                            32.77%
                                               ========


An analysis of the Company's change in net interest income is presented in the following table. The $963,000 net interest income increase in 1999 resulted primarily from a $1,057,000 increase due to increases in average balances partially offset by a $94,000 decrease due to changes in both yield/rate and mix. The $1,544,000 net interest income increase in 1998 resulted from a $1,840,000 increase due to increases in average balances offset by a $296,000 decrease due to changes in both yield/rate and mix. The $895,000 change in net interest income for 1997, the year the Bank began operations, came primarily from a mix of both volume and yield/rate changes as indicated. Loan fee income included in loan interest income was $276,000, $189,000 and $82,000 for 1999, 1998 and 1997, respectively. Nonaccrual loans had an insignificant effect on net interest income due to the average amount of nonaccrual loans being insignificant for 1999 and 1998. There were no nonaccrual loans for 1997.


 Michigan Heritage Bancorp, Inc.
 Analysis of Net Interest Income Changes (Taxable Equivalent Basis)
 ($000s)
                                                        1999 Compared to 1998                   1998 Compared to 1997
                                               ---------------------------------------  ----------------------------------------
                                                               Volume &                                 Volume &
                                                              Yield/Rate                               Yield/Rate
                                                 Volume    Yield/Rate   Mix     Total     Volume    Yield/Rate    Mix    Total
--------------------------------------------------------------------------------------  ----------------------------------------
Increase (Decrease) in Interest Income
       Interest bearing balances in
         other banks                            $    44    $    (6)    $  (2)  $   36    $    60      $ (11)    $   (6)  $   43
       Federal funds sold                           211        (13)      (13)     185         18         (5)      --         13
       Taxable investment securities               (356)       (14)        7     (363)       226        (10)        (5)     211
       Loans                                      2,759       (218)     (119)   2,422      4,259        (71)      (269)   3,919
                                                -------    -------     -----   ------    -------      -----      -----   ------

             Total interest income change         2,658       (251)     (127)   2,280      4,563        (97)      (280)   4,186

Increase (Decrease) in Interest Expense
       Interest on checking and
          Money market deposit accounts             115        (20)       (8)      87        217         (1)        (4)     212
       Savings deposits                              (1)      --        --         (1)        (5)        (4)         2       (7)
       Other time deposits less than $100,000     1,177       (140)      (68)     969      1,828        (13)       (37)   1,778
       Time deposits $100,000 and greater           309        (37)      (11)     261        683         (8)       (16)     659
       Borrowed funds                                 1       --        --          1       --         --         --       --
                                                -------    -------     -----   ------    -------      -----      -----   ------
             Total interest expense change        1,601       (197)      (87)   1,317      2,723        (26)       (55)   2,642
                                                -------    -------     -----   ------    -------      -----      -----   ------
             Net interest income change         $ 1,057    $   (54)    $ (40)  $  963    $ 1,840      $ (71)     $(225)  $1,544
                                                =======    =======     =====   ======    =======      =====      =====   ======


 Michigan Heritage Bancorp, Inc.
 Analysis of Net Interest Income Changes (Taxable Equivalent Basis)
 ($000s)
                                                             1997 Compared to 1996
                                                    -----------------------------------------
                                                             Volume &
                                                             Yield/Rate
                                                    Volume   Yield/Rate     Mix         Total
-----------------------------------------------     -----------------------------------------
Increase (Decrease) in Interest Income
       Interest bearing balances in
         other banks                                $    68     $  --     $    34     $   102
       Federal funds sold                              --          --         211         211
       Taxable investment securities                   --          --         474         474
       Loans                                           --          --       1,132       1,132
                                                    -------     -----     -------     -------
             Total interest income change                68        --       1,851       1,919


Increase (Decrease) in Interest Expense
       Interest on checking and
          Money market deposit accounts                --          --          61          61
       Savings deposits                                --          --           9           9
       Other time deposits less than $100,000          --          --         615         615
       Time deposits $100,000 and greater              --          --         339         339
       Borrowed funds                                  --          --        --          --
                                                    -------     -----     -------     -------
             Total interest expense change             --          --       1,024       1,024
                                                    -------     -----     -------     -------
             Net interest income change             $    68     $  --     $   827     $   895
                                                    =======     =====     =======     =======



The net interest spread for 1999 of 2.85% increased 0.27% or 27 basis points ("bps") over the 2.58% spread for 1998. The net interest spread for 1998 of 2.58% increased 92 bps over the 1.66% spread for 1997. The 1999 average yield on earning assets of 8.38% decreased 4 bps from 1998 primarily due to the change in mix of earning assets and lower loan yields. The 1998 average yield on earning assets of 8.42% increased 77 bps over 1997 primarily due to the change in mix of earning assets. In 1998, higher yielding loans were on average over 73% of total earning assets with the remaining balance in lower yielding investment securities (see table below) and short term funds. In 1997, higher yielding loans on average were less than 45% of total earning assets since the Bank had only been open since March 1997. The 5.53% cost of interest-bearing liabilities for 1999 decreased 31 bps from 5.84% in 1998 due primarily to higher costing time deposits (see table below) being repriced at lower rates in 1999 and new time deposits being acquired at rates lower than existing time deposits. The 5.84% cost of interest-bearing liabilities for 1998 decreased 15 bps from 5.99% in 1997 due primarily to higher costing time deposits being repriced at lower rates in 1998. The cost of interest-bearing liabilities for 1999, 1998 and 1997 reflect slightly higher market rates being paid on time deposits. These higher rates were paid to attract and retain depositors since the Bank is relatively new. The Bank also does not yet have an extensive branch network, with corresponding higher operating expenses, to draw deposits which creates additional pressure to pay higher rates to attract deposits.

The following table summarizes on a consolidated basis, investments as of December 31, 1999 and 1998. While the total amortized cost of securities increased only $780,000 ($8,763,000 for year end 1999 compared to $7,983,000 for year end 1998), the overall yield at year end increased 104 basis points (6.47% for 1999 compared to 5.43% for 1998). This increase was primarily due to a majority of the portfolio being reinvested into longer term investments during December 1999.

 Michigan Heritage Bancorp, Inc.
 Consolidated  Investment Maturity  Analysis
 As of December 31, 1999 and 1998 (Taxable Equivalent Basis)
 ($000s)

                                                                1999
                                           -------------------------------------------
                                                       Available for Sale (a)
                                           -------------------------------------------
                                            U.S. Treasury and
                                             other government
                                          agencies, municipals,
                                            corporations, and         Federal Reserve
                                             commercial paper          Bank Stock (b)
                                          ----------------------    ------------------
                                          Amortized                 Amortized
                                            Cost       Yield          Cost      Yield
                                          ----------------------    ------------------
Due in one year or less                    $2,491       6.19%       $  294       6.00%
Due after one year through five years       4,720       6.58          --         --
Due after five years through ten years        552       6.91          --         --
Due after ten years                         1,000       6.38          --         --
                                           ------     ------        ------     ------

      Total                                $8,763       6.47%       $  294       6.00%
                                           ======     ======        ======     ======
                                                                1998
                                           -------------------------------------------
                                                       Available for Sale (a)
                                           -------------------------------------------
                                            U.S. Treasury and
                                             other government        Federal Reserve
                                         agencies and corporations   Bank Stock (b)
                                         -------------------------  ------------------
                                           Amortized                Amortized
                                             Cost       Yield         Cost      Yield
                                           ---------------------    ------------------
Due in one year or less                    $4,971       5.23%       $  236       6.00%
Due after one year through five years        --         --            --         --
Due after five years through ten years      2,011       5.76          --         --
Due after ten years                         1,001       5.75          --         --
                                           ------     ------        ------     ------

      Total                                $7,983       5.43%       $  236       6.00%
                                           ======     ======        ======     ======


 (a) There were no securities Held to Maturity as of December 31, 1999 and 1998. Expected maturities will differ from contractual maturities. Issuers may have the right to call or prepay obligations.

 (b) The dividend yield on Federal Reserve Bank Stock has historically been
     6.00 percent.



The below table highlights consolidated time certificates of deposit maturities as of year end 1999.


 Michigan Heritage Bancorp, Inc.
 Consolidated  Time Certificates of Deposit Maturity Analysis
 As of December 31, 1999
 ($000s)

                                               Under      $100,000
                                              $100,000    and over
                                              --------    --------
Due in three months or less                   $10,685     $ 1,594
Due over three months through six months        6,713       3,642
Due over six months through twelve months      19,154       6,643
Due over twelve months                         23,180      10,547
                                              -------     -------

       Total                                  $59,732     $22,426
                                              =======     =======

The 3.40% net interest margin for 1999 is a 3 bps increase from the 3.37% net interest margin for 1998. The 3.37% net interest margin for 1998 is a 20 bps decrease from the 3.57% net interest margin for 1997. While the yield on earning assets went down 4 bps in 1999, the cost of earning assets also went down 7 bps, 4.98% in 1999 compared to 5.05% in 1998 primarily due to lower costs of interest bearing liabilities in 1999 compared to 1998 and, to a lesser extent, additional capital from the rights offering completed in October 1999. While the yield on earning assets went up 77 bps in 1998, the cost of earning assets went up 97 bps, 5.05% in 1998 compared to 4.08% in 1997. The increase in this cost is due to more interest-bearing liabilities being used to fund interest-earning assets in 1998 than in 1997, when non-interest bearing capital supported a greater percentage of earning assets. The ratio of net interest-bearing assets to interest-bearing liabilities fell from 147% in 1997 to 116% in 1998, due to the growth in both assets and liabilities and the relatively smaller portions of total assets represented by stockholders' equity.

Other non-interest income of $2,110,000 for 1999 increased $1,523,000 over 1998, due primarily to three areas. There was a $721,000 increase in rental income from an operating lease acquired during 1998. There was also a $500,000 gain on the above operating lease disposed of in December 1999. In addition, there was a $264,000 gain on loans sold in 1999--there were no loans sold in 1998. The remaining $38,000 increase in non-interest income for 1999 principally consisted of loan servicing fees, service charges on deposit accounts and float income from an outside vendor for cashiers checks sold. Other non-interest income of $587,000 for 1998 increased $581,000 over 1997, primarily due to $515,000 in rental income from the operating lease acquired during 1998. The remaining $72,000 of non-interest income for 1998 principally consisted of loan servicing fees, service charges on deposit accounts and float income from an outside vendor for cashiers checks sold. Non-interest income for 1997 was only $6,000.

Non-interest expense for 1999 was $3,678,000 which represents a $1,522,000 increase over 1998. Salaries and employee benefits increased $463,000 due to a net of nine additional paid staff members being added during 1999, accrued bonuses, and 401(k) match. Depreciation on property for the Bank's operating lease acquired during 1998 increased $531,000. Occupancy and other equipment expense increased by $159,000 due to additional office rental and equipment depreciation expense. Professional fees increased by $134,000 mostly due to additional legal fees. Other assets provision for 1999 was $120,000 net of asset recoveries due to equipment repossessed and adjusted to market. There was no repossessed equipment in 1998 or 1997. Data processing fees and marketing expense went up $15,000 and $30,000, respectively, due to additional volume. Remaining other expenses increased a net of $180,000 primarily due to additional Michigan single business tax, telephone expense, FDIC assessment, office supplies and printing. Non-interest expense for 1998 was $2,056,000 which represents a $1,019,000 increase over 1997. Salaries and employee benefits increased $389,000 due to six additional paid staff members being added during 1998, accrued bonuses, and the implementation of a 401(k) match. Depreciation on property for the Bank's operating lease was


$443,000. Remaining other expenses increased a net of $187,000 primarily due to the Bank being operational for its first full fiscal year in 1998.

Financial Condition

The Company's current cash projections indicate adequate cash balances. The Bank has credit facilities with national lending institutions to add funding capacity through overnight borrowings. Management has also established a network of banks that can be used to sell or participate a portion of its loan portfolio. These techniques allow the Bank to service its business relationships and generate fee and servicing revenue.

The Company's liquidity remained adequate throughout 1999. As of December 31, 1999, the Bank had $18,188,000 in cash and cash equivalents including $12,800,000 in federal funds sold and $4,148,000 in interest-bearing balances in other banks which are immediately available assets. In addition, investment securities with a total book value of $8,707,000 are all available for sale. The Bank has also proven its ability to attract deposits and build a stable deposit base from which to fund loans.

The Bank is subject to various regulatory capital requirements and as a "de novo" or start-up bank, the minimum for the Tier 1 leverage ratio is 9.0%. Normally, to be considered "adequately-capitalized" or "well-capitalized," the Bank must maintain a capital leverage ratio of 4.0% or 5.0%, respectively. The Bank's Tier 1 leverage ratios were 10.2% and 9.1% at December 31, 1999 and 1998, respectively. The Bank plans on maintaining at least a 9.0% Tier 1 leverage ratio throughout its de novo status and to remain well-capitalized thereafter.

Additional information concerning capital is found in Note 16, "Regulatory Matters" in the Notes to Consolidated Financial Statements.

Year 2000 Disclosures

The Bank, being a new business, did not have major issues concerning older systems to update. The recently acquired new systems were already primarily Year 2000 ("Y2K") compliant. All applicable components of both the Company and the Bank have been identified and addressed as to being Y2K compliant. The Company, which has not experienced any Y2K issues to date, has been operating normally with expected deposit levels.

The cost to become fully Y2K compliant for both the Company and the Bank was not material. In addition, prior to the year 2000, the Bank communicated at various times with both vendors and appropriate customers concerning Y2K compliance to help ensure their smooth transition into the next century. As of December 31, 1999, the Bank had accrued $250,000 in loan loss reserves to address Y2K issues. To date, no Y2K issues with either vendors or customers have become apparent. The Bank is not aware of any future Y2K significant contingencies involving either vendors or customers.

There were no capital expenditures postponed in preparing for Y2K.


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


Item 13. Exhibits, List and Reports on Form 8-K

(a) The following financial statements and financial statement schedules are filed with this report:

                                                                        Page
                                                                       Number
                                                                       ------
1.         Financial Statements:
           Report of Independent Auditors                                17


           Consolidated Balance Sheets at December 31,
             1999 and 1998                                               18
           Consolidated Statements of Changes in
             Stockholders' Equity for the Years ended
             December 31, 1999, 1998 and 1997                            19


           Consolidated Statements of Operations for
             the years ended December 31, 1999, 1998 and
             1997                                                        20


           Consolidated Statements of Cash Flows for
             the years ended December 31, 1999, 1998 and
             1997                                                        21


           Notes to Consolidated Financial Statements                    22

2.         Financial Statement Schedules: None

(b)        Reports on Form 8-K.

           No Current Reports on Form 8-K were filed during the quarter ended December 31, 1999.


(c)        The Exhibits required to be filed as part of this Form
           10-K are the following:

Exhibit
   No.     Description
-------    -----------
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

10.3 Office Building Lease between Rontal Investment Company as Landlord and Michigan Heritage Bancorp, Inc. as Tenant for headquarters floor space located at 28300 Orchard Lake
           Road, Suite 200, Farmington Hills, Michigan (filed herewith)

11         Computation of Per Share Earnings (filed herewith)

27         Financial Data Schedule (EDGAR filing only) (filed herewith)

 ----------------
* Management contract or compensatory plan or arrangement.




                         Independent Auditor's Report



To the Board of Directors and Stockholders
Michigan Heritage Bancorp, Inc.


We have audited the consolidated balance sheet of Michigan Heritage Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of changes in stockholders' equity, operations and cash flows for each year in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michigan Heritage Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each year in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                      /s/ Plante & Moran, LLP



Bloomfield Hills, Michigan
January 19, 2000




Michigan Heritage Bancorp, Inc.
-----------------------------------------------------------------------------
                                                   Consolidated Balance Sheet
                                        (000s omitted, except per share data)

                                                                  December 31
                                                            ----------------------
                                                               1999         1998
                                                               ----         ----
                                    Assets

Cash and Cash Equivalents
  Cash and due from banks                                   $   1,240    $     277
  Interest-bearing deposits with other banks                    4,148        3,781
  Federal funds sold                                           12,800        4,200
                                                            ---------    ---------

        Total cash and cash equivalents                        18,188        8,258

Securities Available for Sale (Note 2)                          8,707        7,997

Federal Reserve Bank Stock - At cost                              294          236

Loans (Note 3)
  Commercial                                                   74,005       75,968
  Direct financing leases (Note 5)                                948        1,042
  Real estate                                                   5,094        3,444
  Installment                                                     166          137
  Home equity                                                   1,657        1,010
                                                            ---------    ---------
        Total loans                                            81,870       81,601

  Less allowance for loan losses (Note 4)                      (1,987)      (1,816)
                                                            ---------    ---------
        Net loans                                              79,883       79,785

Bank Premises and Equipment (Note 6)                              763          453
Property on Operating Lease (Note 7)                               --        2,332
Deferred Income Taxes (Note 9)                                    464          590
Interest Receivable and Other Assets                              588          616
                                                            ---------    ---------
        Total assets                                        $ 108,887    $ 100,267
                                                            =========    =========

                     Liabilities and Stockholders' Equity

Liabilities
  Deposits (Note 8):
    Interest-bearing                                        $  92,863    $  86,612
    Noninterest-bearing                                         3,091        1,042
                                                            ---------    ---------
        Total deposits                                         95,954       87,654

  Short-term borrowings                                            --        1,750
  Interest payable and other liabilities                        1,215          822
                                                            ---------    ---------
        Total liabilities                                      97,169       90,226

Stockholders' Equity
  Preferred stock - No par value:
    Authorized - 500,000 shares
    Issued and outstanding - None                                  --           --
  Common stock - No par value (Note 13):
    Authorized - 4,500,000 shares
    Issued and outstanding - 1,488,765 shares in 1999
      and 1,265,000 shares in 1998                             13,730       12,482
  Accumulated deficit                                          (1,975)      (2,450)
  Accumulated other comprehensive income (loss)                   (37)           9
                                                            ---------    ---------
        Total stockholders' equity                             11,718       10,041
                                                            ---------    ---------
        Total liabilities and stockholders' equity          $ 108,887    $ 100,267
                                                            =========    =========

See Notes to Consolidated
     Financial Statements.

Michigan Heritage Bancorp, Inc.
-----------------------------------------------------------------------------
                    Consolidated Statement of Changes in Stockholders' Equity
                                        (000s omitted, except per share data)

                                                                                 Accumulated
                                         Common                                      Other          Total
                                         Shares       Capital      Accumulated   Comprehensive   Stockholders'
                                      Outstanding      Stock         Deficit      Income(Loss)      Equity
                                      -----------     -------      -----------   --------------  -------------
Balance - January 1, 1997                      1     $       --     $      (68)    $       --     $      (68)
Public stock offering                  1,150,000         11,500             --             --         11,500
Retirement of initial share                   (1)            --             --             --             --
Stock offering costs                          --           (685)            --             --           (685)
Comprehensive loss - Net loss                 --             --           (602)            --           (602)
                                      ----------     ----------     ----------     ----------     ----------
Balance - December 31, 1997            1,150,000         10,815           (670)            --         10,145
Comprehensive loss:
  Net loss                                    --             --           (113)            --           (113)
  Change in net unrealized gain
    on securities available for
    sale, net of tax effect of $5             --             --             --              9              9
                                                                                                  ----------
        Total comprehensive loss                                                                        (104)

Stock dividend (Note 13)                 115,000          1,667         (1,667)            --             --
                                      ----------     ----------     ----------     ----------     ----------
Balance - December 31, 1998            1,265,000         12,482         (2,450)             9         10,041

Comprehensive income:
  Net income                                  --             --            475             --            475
  Change in net unrealized loss
    on securities available for
    sale, net of tax effect of $24            --             --             --            (46)           (46)
                                                                                                  ----------
Total comprehensive income                                                                               429

Issuance of common stock                 223,765          1,248             --             --          1,248
                                      ----------     ----------     ----------     ----------     ----------
Balance - December 31, 1999            1,488,765     $   13,730     $   (1,975)    $      (37)    $   11,718
                                      ==========     ==========     ==========     ==========     ==========

See Notes to Consolidated
     Financial Statements.

Michigan Heritage Bancorp, Inc.
-----------------------------------------------------------------------------
                                         Consolidated Statement of Operations
                                        (000s omitted, except per share data)

                                                                 Year Ended December 31
                                                            -------------------------------
                                                             1999        1998        1997
                                                             ----        ----        ----
Interest Income
  Interest and fees on loans                                 $ 7,403    $ 5,051     $ 1,132
  Interest and dividends on investments - Taxable                321        685         474
  Interest on tax-exempt securities                                1         --          --
  Interest on federal funds sold                                 409        224         211
  Interest on deposits with other banks                          180        146         103
  Interest on direct financing leases                             72         --          --
                                                             -------    -------     -------
        Total interest income                                  8,386      6,106       1,920

Interest Expense - Interest on deposits                        4,983      3,666       1,024
                                                             -------    -------     -------
Interest Income - Before provision for loan losses             3,403      2,440         896

Provision for Loan Losses (Note 4)                             1,072      1,349         467
                                                             -------    -------     -------
Net Interest Income                                            2,331      1,091         429

Other Income
  Service charges on deposit accounts                            110         72           6
  Operating lease rental income (Note 7)                       1,236        515          --
  Gain on sale of loans                                          264         --          --
  Gain on sale of property on operating lease (Note 7)           500         --          --
                                                             -------    -------     -------

        Total other income                                     2,110        587           6

Other Expenses
  Salaries and employee benefits                               1,373        910         512
  Occupancy of bank premises (Note 10)                           182         82          73
  Processing                                                      60         45          26
  Marketing                                                      145        115         112
  Equipment expense                                              177        118          86
  Depreciation of property on operating lease                    974        443          --
  Professional fees                                              289        155          72
  Amortization                                                    --          4          78
  Other assets provision                                         120         --          --
  Other expenses                                                 358        184          78
                                                             -------    -------     -------
        Total other expenses                                   3,678      2,056       1,037
                                                             -------    -------     -------
Income (Loss) - Before income taxes and cumulative effect
  of change in accounting principle                              763       (378)       (602)

Income Tax Expense (Benefit) (Note 9)                            288       (331)         --
                                                             -------    -------     -------
Net Income (Loss) - Before cumulative effect of
  change in accounting principle                                 475        (47)       (602)
Cumulative Effect of Expensing Organizational Costs -
  Net of tax benefit of $34                                       --        (66)         --
                                                             -------    -------     -------
Net Income (Loss)                                            $   475    $  (113)    $  (602)
                                                             =======    =======     =======
Basic Earnings (Loss) per Share (Note 18)                    $  0.36    $ (0.09)    $ (0.57)
                                                             =======    =======     =======
Diluted Earnings (Loss) per Share (Note 18)                  $  0.36    $ (0.09)    $ (0.57)
                                                             =======    =======     =======

See Notes to Consolidated
     Financial Statements.

Michigan Heritage Bancorp, Inc.
-----------------------------------------------------------------------------
                                         Consolidated Statement of Cash Flows
                                        (000s omitted, except per share data)

                                                                                      Year Ended December 31
                                                                               -----------------------------------
                                                                                  1999         1998         1997
                                                                                  ----         ----         ----
Cash Flows from Operating Activities
  Net income (loss)                                                           $    475     $   (113)    $   (602)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization                                              1,139          545           73
      Provision for loan losses                                                  1,072        1,349          467
      Gain on sale of operating lease equipment                                   (500)          --           --
      Deferred income taxes                                                        150         (580)          --
      Cumulative effect of change in accounting principle                           --           66           --
      Amortization and accretion of securities                                    (139)         (83)        (253)
      Changes in assets and liabilities:
        (Increase) decrease in accrued interest receivable
          and other assets                                                          28         (229)        (324)
        Increase in accrued interest payable and other liabilities                 393          257          508
                                                                              --------     --------     --------
              Net cash provided by (used in) operating activities                2,618        1,212         (131)

Cash Flows from Investing Activities
  Proceeds from maturities of available-for-sale securities                     23,000       16,000           --
  Purchase of available-for-sale securities                                    (23,641)     (18,935)      (5,236)
  Proceeds from maturities of held-to-maturity securities                           --        8,600        7,600
  Purchase of held-to-maturity securities                                           --           --      (15,912)
  Purchase of federal reserve stock                                                (58)          --           --
  Increase in loans                                                             (1,170)     (48,996)     (32,605)
  Purchase of operating lease equipment                                             --       (2,775)          --
  Proceeds from sales of operating lease equipment                               1,858           --           --
  Premises and equipment expenditures                                             (475)        (171)        (424)
                                                                              --------     --------     --------
              Net cash used in investing activities                               (486)     (46,277)     (46,577)

Cash Flows from Financing Activities
  Net increase in interest-bearing and noninterest-bearing demand accounts       3,953        7,448        2,395
  Net increase in time certificates                                              4,347       39,478       38,333
  Proceeds from short-term borrowings                                               --        1,750           --
  Payments on short-term borrowings                                             (1,750)          --           --
  Proceeds from related party notes payable                                         --           --           10
  Payments on related party notes payable                                           --           --         (265)
  Proceeds from public stock offering                                            1,248           --       10,815
                                                                              --------     --------     --------
              Net cash provided by financing activities                          7,798       48,676       51,288
                                                                              --------     --------     --------
Net Increase in Cash and Cash Equivalents                                        9,930        3,611        4,580

Cash and Cash Equivalents - Beginning of year                                    8,258        4,647           67
                                                                              --------     --------     --------
Cash and Cash Equivalents - End of year                                       $ 18,188     $  8,258     $  4,647
                                                                              ========     ========     ========
Supplemental Cash Flow and Noncash Information
  Cash paid for:
    Interest                                                                  $  4,874     $  3,656     $    642
    Income taxes                                                                    90          230           --
  Stock dividend (Note 13)                                                          --        1,667           --

See Notes to Consolidated
     Financial Statements.


Michigan Heritage Bancorp, Inc.
-----------------------------------------------------------------------------
                                   Notes to Consolidated Financial Statements
                                                   December 31, 1999 and 1998


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

                 Nature of Operations - Michigan Heritage Bank conducts full-service commercial and consumer banking and provides other financial products and services through its main office to communities in Wayne and Oakland counties. The Bank has a lending concentration to companies who operate hospitals. Loans to these companies were 15 percent and 18 percent of total loans at December 31, 1999 and 1998, respectively.

                 Cash Equivalents - Cash equivalents include cash on hand and amounts due from banks.

                 Securities - Securities are classified as held to maturity when management has the intent and ability to hold to maturity. Held-to-maturity securities are reported at amortized cost. All other securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses, net of related deferred income taxes, included in other comprehensive income in stockholders' equity.

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

                 Operating Lease - Lease income is recognized straight-line over the term of the lease as payments are due. Depreciation on leased assets is computed using the straight-line method over the lease term to the Bank's estimate of the residual value of the property at the end of the lease.

                 Allowance for Possible Loan Losses - The allowance for possible loan losses is maintained at a level considered by management to be adequate to absorb losses inherent in existing loans and loan commitments. The adequacy of the allowance is based on evaluations that take into consideration such factors as prior loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific impaired or problem loans and commitments, and current economic conditions that may affect the borrower's ability to pay.

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

                 Earnings per Share - Earnings per share is based on the weighted average number of shares outstanding in each period and is retroactively adjusted for stock dividends. Fully diluted earnings per share are based on weighted average shares outstanding assuming the exercise of the dilutive stock options. The effects of unexercised stock options in 1999, 1998 and 1997 are not dilutive and have not been considered.


Note 1 - Summary of Significant Accounting Policies (Continued)

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

                 Other Comprehensive Income (Loss) - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, along with net income, are reported as a direct adjustment to the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Accumulated other comprehensive income (loss) at December 31, 1999 and 1998 is comprised solely of unrealized gains (losses) on available-for-sale securities, net of tax expense (benefit) of ($24,000) and $5,000, respectively.

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

                 Recent Accounting Pronouncements - In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was issued. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period either in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. SFAS 133 is effective for the year 2000. The Corporation is currently evaluating the impact of SFAS 133; at present, the Corporation does not believe it will have a material effect on the consolidated financial position or results of operations.


Note 2 - Securities

                 The amortized cost and estimated market value of investment securities are as follows:

                                                        1999
                                   -------------------------------------------------
                                                   Gross        Gross      Estimated
                                   Amortized     Unrealized   Unrealized     Market
                                      Cost          Gains       Losses       Value
                                   ---------     ----------   ----------   ---------
Available-for-sale securities:
  U.S. Treasury securities and
    obligations of U.S.
    government corporations
    and agencies                     $6,229      $       --      $   52      $6,177

  Municipal notes                     1,032              --           3       1,029

  Corporate bonds                     1,502              --           1       1,501
                                     ------      ----------      ------      ------
        Total                        $8,763      $       --      $   56      $8,707
                                     ======      ==========      ======      ======
                                                          1998
                                    -------------------------------------------------
                                                    Gross        Gross      Estimated
                                    Amortized     Unrealized   Unrealized     Market
                                       Cost          Gains       Losses       Value
                                    ---------     ----------   ----------   ---------
Available-for-sale securities -
  U.S. Treasury securities and
    obligations of U.S.
    government corporations
    and agencies                     $7,983      $       22      $    8      $7,997
                                     ======      ==========      ======      ======


Note 2 - Securities (Continued)

                 The amortized cost and estimated market value of securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                            Available-for-Sale
                                          -----------------------
                                          Amortized   Estimated
                                             Cost    Market Value
                                          ---------  ------------

Due in one year or less                     $2,491      $2,489
Due after one year through five years        4,720       4,714
Due after five years through ten years         552         549
Due after ten years                          1,000         955
                                            ------      ------
        Total                               $8,763      $8,707
                                            ======      ======

                 Securities having a carrying and market value of $2,937,000 and $2,937,000, respectively, were pledged at December 31, 1999 for purposes required by law.


Note 3 - Loans

                 No directors or executive officers of the Corporation were loan customers of the subsidiary bank during 1999 and 1998.

                 Final loan maturities and rate sensitivity of the loan portfolio at December 31, 1999 are as follows:

                                    Within One  One to Five   After Five
                                       Year         Years        Years        Total
                                    ----------  -----------   ----------      -----
Commercial                            $32,389      $41,616      $   --       $74,005
Direct financing lease                    102          846          --           948
Real estate                             2,476        2,618          --         5,094
Installment                                77           89          --           166
Home equity                             1,117          540          --         1,657
                                      -------      -------      ------       -------
        Total                         $36,161      $45,709      $   --       $81,870
                                      =======      =======      ======       =======

Loans at fixed interest rates         $26,221      $44,469      $   --       $70,690
Loans at variable interest rates        9,940        1,240          --        11,180
                                      -------      -------      ------       -------
        Total                         $36,161      $45,709      $   --       $81,870
                                      =======      =======      ======       =======



Note 4 - Allowance for Possible Loan Losses

                 A summary of the activity in the allowance for possible loan losses (ALL) is as follows:

                                        1999            1998
                                      -------         -------

Balance - Beginning of year           $ 1,816         $   467

Provision charged to operations         1,072           1,349
Loan losses                              (969)             --
Loan loss recoveries                       68              --
                                      -------         -------
Balance - End of year                 $ 1,987         $ 1,816
                                      =======         =======
As a percent of total loans              2.43%           2.23%
                                      =======         =======

                 The Corporation considers a loan impaired when it is probable that all interest and principal will not be collected in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced rate loans (with the exception of residential mortgages and consumer loans) are considered impaired.

                 The recorded investment in impaired loans was $113,000 and $2,096,000 at December 31, 1999 and 1998, respectively. The average recorded investment in impaired loans during 1999 was $810,000. The average recorded investment in impaired loans during 1998 was insignificant. Included in the impaired loan total were $100,000 ($2,096,000 in 1998) of impaired loans for which the specific allowance for possible loan losses was $50,000 and $820,000 at December 31, 1999 and 1998, respectively.

Note 5 - Direct Financing Leases

                 The following lists the components of the net investment in direct financing leases:


                                            1999           1998
                                          -------        -------

Minimum lease payments receivable         $   998        $ 1,164
Estimated residual values of leased
  property (unguaranteed)                     211            211
Less unearned income                         (261)          (333)
                                          -------        -------
        Net investment in direct
          financing leases                $   948        $ 1,042
                                          =======        =======


Note 5 - Direct Financing Leases (Continued)

                 The following is a schedule by years of minimum future rentals on direct financing leases as of December 31, 1999:

                 2000                              $ 166
                 2001                                166
                 2002                                166
                 2003                                166
                 2004                                166
               Thereafter                            168
                                                   -----
                     Total                         $ 998
                                                   =====

Note 6 - Bank Premises and Equipment

                 Bank premises and equipment at December 31, 1999 and 1998 consisted of the following:

                                     1999         1998
                                    ------       ------

Buildings and improvements          $  174       $   42
Furniture and equipment                929          586
                                    ------       ------
        Total                        1,103          628

Less accumulated depreciation          340          175
                                    ------       ------
        Net carrying amount         $  763       $  453
                                    ======       ======

Note 7 - Property on Operating Lease

                 The Bank leased equipment to a customer under an operating lease in 1998. The lease was terminated in December 1999 and the equipment was sold to the customer.


Note 8 - Deposits

                 The following is a summary of the distribution of deposits at December 31, 1999 and 1998:

                                       1999          1998
                                     -------       -------
Noninterest-bearing - Demand         $ 3,091       $ 1,042
                                     =======       =======
Interest-bearing:
  NOW accounts                       $ 4,884       $ 6,022
  Savings                                 12            10
  Money market demand                  5,809         2,769
  Time:
    $100,000 and over                 22,426        23,769
    Under $100,000                    59,732        54,042
                                     -------       -------
        Total interest-bearing       $92,863       $86,612
                                     =======       =======

                 The remaining maturities of time deposits at December 31, 1999 are as follows:

                     Under       $100,000
                   $100,000      and Over
                   --------      --------
2000                $36,552       $11,879
2001                 18,747         6,894
2002                  3,184         1,274
2003                     --         2,180
2004                  1,249           199
                    -------       -------
        Total       $59,732       $22,426
                    =======       =======


Note 9 - Income Taxes

                 Michigan Heritage Bancorp, Inc. and its subsidiary file a consolidated federal income tax return. The following is a summary of the provision for income taxes for the years ended December 31:

                                                  1999        1998       1997
                                                 -----       -----       ----

Current                                          $ 138       $ 230       $ --
Deferred (credit)                                  150        (595)        --
                                                 -----       -----       ----
        Total income tax expense (benefit)         288        (365)        --

Less amount allocated to cumulative effect          --          34         --
                                                 -----       -----       ----
        Net income tax expense (benefit)         $ 288       $(331)      $ --
                                                 =====       =====       ====

                 The following is a reconciliation of the statutory federal income tax expense (benefit) to the effective tax expense (benefit) for the years ended December 31:

                                               1999       1998        1997
                                              -----      -----       -----

Income tax at statutory rate                  $ 259      $(129)      $(204)
Change in the valuation allowance                --       (225)        204
Other                                            29         23          --
                                              -----      -----       -----
        Net income tax expense (benefit)      $ 288      $(331)      $  --
                                              =====      =====       =====

                 Deferred income taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Corporation's assets and liabilities. The source of such temporary differences and the resulting net tax expense (benefit) are as follows:

                                                  1999      1998       1997
                                                 -----     -----      -----

Net operating loss carryforward                  $  --     $  62      $ (62)
Provision for loan loss                             19      (444)      (145)
Start-up costs                                       8         8        (13)
Organization costs                                   8       (27)        --
Accretion                                            6        (3)        14
Lease financing                                     34        50         --
Depreciation                                        40        --         --
Other                                               35       (16)         2
Increase (decrease) in valuation allowance          --      (225)       204
                                                 -----     -----      -----
        Total deferred tax expense (benefit)     $ 150     $(595)     $  --
                                                 =====     =====      =====


Note  9  - Income Taxes (Continued)

                 The temporary differences that comprise deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                 1999        1998
                                               -------     -------
Deferred tax assets:
  Provision for loan loss                      $   570     $   589
  Start-up costs                                    18          26
  Organizational costs                              19          27
  Unrealized loss on securities                     19          --
  Other                                             --          18
                                               -------     -------

        Total deferred tax assets                  626         660

Valuation allowance for deferred tax assets         --          --

Deferred tax liabilities:
  Accretion                                        (17)        (11)
  Lease financing                                  (84)        (50)
  Unrealized gain on securities                     --          (5)
  Depreciation                                     (40)         --
  Other                                            (21)         (4)
                                               -------     -------

        Total deferred tax liabilities            (162)        (70)
                                               -------     -------
        Net deferred tax asset                 $   464     $   590
                                               =======     =======

Note 10 - Operating Lease

                 The Corporation has entered into lease commitments for office buildings. Rental expense charged to operations was $89,000 and $45,000 for the years ended December 31, 1999 and 1998, respectively. The future minimum lease payments are as follows:

                 2000                        $   326
                 2001                            326
                 2002                            304
                 2003                            281
                 2004                            281
                                             -------
                           Total             $ 1,518
                                             =======


Note 11 - Stock Option Plans

                   The Corporation has two stock option plans. Options may be granted to certain directors and employees at not less than the market price of the Corporation's stock on the date of the grant. The options granted are exercisable immediately, or vest over one to three years. Under the director plan, a maximum of 66,000 options to purchase shares may be granted that expire in seven years, subject to certain cancellation provisions related to service. Under the employee plan, a maximum of 44,000 options to purchase shares may be granted that expire in 10 years, subject to certain cancellation provisions related to employment. At December 31, 1999, 9,900 shares under the director and 3,400 shares under the employee plan were available for future option grants. The following table summarizes stock option transactions and the related average exercise prices for the last three years.

                                       1999                    1998                   1997
                             ----------------------  ----------------------   ---------------------
                                           Weighted                Weighted                Weighted
                                           Average                 Average                 Average
                               Number      Exercise    Number      Exercise     Number     Exercise
                             of Shares      Price    of Shares      Price     of Shares     Price
                             ---------     --------  ---------     --------   ---------    --------
Options outstanding at
  beginning of year             96,700      $ 9.14      93,500      $ 9.10          --      $   --
Options granted                     --          --       3,200       10.24      93,500        9.10
Options exercised                   --          --          --          --          --          --
Options forfeited                   --          --          --          --          --          --
                                ------                  ------                  ------
Options outstanding at end
  of year                       96,700        9.14      96,700        9.14      93,500        9.10

Exercisable at end of year      83,775        9.11      69,025        9.10      55,075        9.10

Weighted average estimated
  fair value of options
  granted during the year                     N/A                   $ 4.35                  $ 4.29

                   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to estimate the fair value of the options granted for the following:


                                   1999        1998         1997
                                   ----      ------       ------

Dividend yield                     N/A           --           --
Expected average life (years)      N/A         10.0          7.9
Volatility                         N/A           30%          28%
Risk-free interest rate            N/A          5.8%         6.0%


Note 11 - Stock Option Plans (Continued)

                 At December 31, 1999, options outstanding have exercise prices between $9.09 and $10.35 per share and a weighted average remaining contractual life of 5.4 years.

                 The Corporation accounts for its option plans using the intrinsic value method. The table below displays pro forma amounts for net loss and net loss per common share assuming the fair value method of accounting had been used, which reflects additional compensation cost for option grants based on the value of the options granted:

                               1999                                   1998
                 --------------------------------        --------------------------------
                   Net        Basic       Diluted         Net         Basic       Diluted
                  Loss         EPS          EPS          Loss          EPS          EPS
                  ----        -----       -------        ----         -----       -------
As reported      $ 475      $0.36        $0.36          $(113)       $(0.09)     $(0.09)
Pro forma          432       0.33         0.33           (153)        (0.12)      (0.12)

                 The effect of unexercised stock options is antidilutive and has not been considered in the diluted EPS calculation.

Note 12 - Employee Benefit Plans

                 The Bank has a 401(k) plan that is a defined contribution savings plan for employees. Employer contributions are discretionary and are determined annually by the Board of Directors. Employer contributions were $14,000 and $12,000 for the years ended December 31, 1999 and 1998, respectively.

Note 13 - Common Stock

                 In April 1998, the Corporation declared a 10 percent stock dividend. Accordingly, all applicable per share amounts for periods presented have been retroactively adjusted to reflect the transaction.


Note 14 - Financial Instruments

                 Fair Values of Financial Instruments - The carrying amounts and estimated fair values of financial instruments are presented below. Certain assets, the most significant being premises and equipment, do not meet the definition of a financial instrument and are excluded from this disclosure. Similarly, deposit base and other customer relationship intangibles are not considered financial instruments and are not discussed below. Accordingly, this fair value information is not intended to, and does not, represent the underlying value of the Corporation. Many of the assets and liabilities subject to disclosure requirements are not actively traded, requiring fair values to be estimated by management. These estimates necessarily involve the use of judgment about a wide variety of factors, including, but not limited to, relevancy of market prices of comparable instruments, expected future cash flows and appropriate discount rates.

                                   1999                     1998
                           ----------------------   ----------------------

                           Carrying    Estimated    Carrying    Estimated
                            Amount     Fair Value    Amount     Fair Value
                           --------    ----------   --------    ----------
Assets:
  Cash and equivalents      $18,188     $18,188     $ 8,258     $ 8,258
  Securities                  9,001       9,001       8,233       8,233
  Loans                      79,883      78,179      79,785      80,302
  Other                         502         502         476         476

Liabilities:
  Deposits                   95,954      95,674      87,654      87,994
  Short-term borrowings          --          --       1,750       1,750
  Other                         360         360         393         393

                 The terms and short-term nature of certain assets and liabilities result in their carrying amounts approximating fair values. These include cash and due from banks, interest-bearing deposits in banks, federal funds sold, federal funds purchased and accrued interest receivable and payable. The following methods and assumptions were used by Michigan Heritage Bancorp, Inc. to estimate the fair values of the remaining classes of financial instruments:

                 Securities are valued based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Note 14 - Financial Instruments (Continued)

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

                 The Bank had outstanding loan origination commitments and guarantees written aggregating $17,300,000 and $49,200,000 at December 31, 1999 and 1998, respectively, on which $10,300,000 and $22,700,000, respectively, were outstanding at year end and were included in the consolidated balance sheet.


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

                 For 1999, 1998 and 1997, since the Bank is considered a de novo or start-up bank, the minimum Tier 1 leverage ratio is
                 9.0 percent. Normally, to be considered adequately capitalized, the Bank must maintain a total capital ratio of
                 4.0 percent. As of December 31, 1999, the most recent notification from the Bank's regulators categorized the Bank as well-capitalized under the regulatory framework. The regulations define well-capitalized levels of total capital, Tier 1 and Tier 1 leverage as 10.0 percent, 6.0 percent and
                 5.0 percent, respectively. There are no conditions or events since that notification that management believes have changed the Bank's capital category.

                 Capital and risk-based capital and leverage ratios for the Bank are shown below:

                                                Amount       Ratio
                                                ------       -----
December 31, 1999:
  Total capital (to risk-weighted assets)      $11,670       13.4%
  Tier 1 capital (to risk-weighted assets)      10,576       12.2%
  Tier 1 capital (to average assets)            10,576       10.2%
December 31, 1998:
  Total capital (to risk-weighted assets)        9,400       10.9%
  Tier 1 capital (to risk-weighted assets)       8,321        9.6%
  Tier 1 capital (to average assets)             8,321        9.1%


Note 17 - Parent-only Financial Statements

                 The following condensed financial information presents the financial condition of Michigan Heritage Bancorp, Inc. (the "Parent") only, along with the results of its operations and its cash flows. The Parent has recorded its investment in the Bank at cost, less the undistributed income (loss) of the Bank since it was formed. The Parent recognizes undistributed earnings (losses) of the Bank as a noninterest income (expense). The Parent-only financial information should be read in conjunction with the Corporation's consolidated financial statements.

                 The condensed balance sheet at December 31 is as follows:

                                                         1999        1998
                                                       -------     -------

                    Assets

Cash and Cash Equivalents
  Cash and deposits at subsidiary bank                 $    13     $     1
  Interest-bearing deposits with other banks             1,040       1,073
                                                       -------     -------
        Total cash and cash equivalents                  1,053       1,074

Investment in Subsidiary                                10,625       8,701
Interest Receivable and Other Assets                        40         266
                                                       -------     -------
        Total assets                                   $11,718     $10,041
                                                       =======     =======

     Liabilities and Stockholders' Equity

Liabilities                                            $    --     $    --
Stockholders' Equity                                    11,718      10,041
                                                       -------     -------
        Total liabilities and stockholders' equity     $11,718     $10,041
                                                       =======     =======


Note 17 - Parent-only Financial Statements (Continued)

                 The condensed statement of operations for the years ended December 31, 1999 and 1998 is as follows:

                                                               1999      1998
                                                              -----     -----
Operating Income
  Interest and dividends on investments - Taxable             $  --     $ 106
  Interest on deposits with other banks                          35        25
                                                              -----     -----
        Total operating income                                   35       131

Operating Expense                                                33        39
                                                              -----     -----
Income - Before income taxes, equity in income (loss)
  of subsidiary and cumulative effect of change
  in accounting principle                                         2        92

Income Tax Expense                                                1        14
                                                              -----     -----
Income - Before equity in income (loss) of subsidiary and
  cumulative effect of change in accounting principle             1        78

Equity in Income (Loss) of Subsidiary                           474      (125)
                                                              -----     -----
Income (Loss) - Before cumulative effect of change in
  accounting principle                                          475       (47)

Cumulative Effect of Expensing Organization Costs -
  Net of tax effect of $34                                       --       (66)
                                                              -----     -----
Net Income (Loss)                                             $ 475     $(113)
                                                              =====     =====

Note 17 - Parent-only Financial Statements (Continued)

                 The condensed statement of cash flows for the years ended December 31, 1999 and 1998 is as follows:

                                                          1999         1998
                                                        -------      -------
Cash Flows from Operating Activities
  Net income (loss)                                     $   475      $  (113)
  Adjustments to reconcile net income (loss) to net
    cash from operating activities:
      Equity in (income) loss of subsidiary                (474)         125
      Change in accounting principle                         --           66
      Amortization and accretion of securities               --          (21)
      Amortization of organizational costs                   --           20
      Net change in other assets                            226         (243)
                                                        -------      -------
        Net cash provided by (used in)
          operating activities                              227         (166)

Cash Flows from Investing Activities
  Investment in bank subsidiary                          (1,496)      (1,650)
  Proceeds from maturities of held-to-maturity
    securities                                               --        2,600
                                                        -------      -------
        Net cash provided by (used in)
          investing activities                           (1,496)         950

Cash Flows from Financing Activities - Proceeds
  from public stock offering                              1,248           --
                                                        -------      -------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                               (21)         784

Cash and Cash Equivalents - Beginning of year             1,074          290
                                                        -------      -------
Cash and Cash Equivalents - End of year                 $ 1,053      $ 1,074
                                                        =======      =======

Note 18 - Earnings per Share

                 Basic earnings per share data is the amount of earnings for the period available to each share of common stock outstanding during the reporting period. Diluted earnings per share reflects the earnings available to each share of common stock outstanding during the reporting period adjusted for dilutive potential common shares for stock options outstanding. In 1999 and 1998, outstanding stock options have not been included in the calculation of diluted weighted average shares outstanding because they would be antidilutive.

                                                    1999              1998               1997
                                               -------------     -------------      -------------
Net income (loss) before cumulative effect
  of change in accounting principle            $         475     $         (47)     $        (602)

Cumulative effect of expensing
  organizational costs - Net of tax
  benefit of $34                                          --               (66)                --
                                               -------------     -------------      -------------
Net income (loss)                              $         475     $        (113)     $        (602)
                                               =============     =============      =============
Average common shares outstanding                  1,309,966         1,265,000          1,051,329

Income (loss) per share before cumulative
  effect of change in accounting
  principle:
    Basic                                      $        0.36     $       (0.04)     $       (0.57)
    Diluted                                             0.36             (0.04)             (0.57)
Cumulative effect per share of expensing
  organizational costs - Net of tax
  benefit of $34:
    Basic                                                 --             (0.05)                --
    Diluted                                               --             (0.05)                --
Income (loss) per share:
    Basic                                               0.36             (0.09)             (0.57)
    Diluted                                             0.36             (0.09)             (0.57)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2000.

                                       MICHIGAN HERITAGE BANCORP, INC.



                                       By: /s/ Anthony S. Albanese
                                           ------------------------------
                                           Anthony S. Albanese, President


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 1, 2000.

Signature                                 Capacity
---------                                 --------

/s/ Richard Zamojski                      Chairman and Director (principal executive officer)
----------------------------------
Richard Zamojski


/s/ Anthony S. Albanese                   President and Director (principal operating officer)
----------------------------------
Anthony S. Albanese


/s/ Darryle J. Parker                     Treasurer and Secretary (principal financial officer)
----------------------------------
Darryle J. Parker


/s/ H. Perry Driggs                       Vice-Chairman and Director
----------------------------------
H. Perry Driggs


/s/ Lewis N. George                       Director
----------------------------------
Lewis N. George


/s/ Phillip R. Harrison                   Director
----------------------------------
Phillip R. Harrison


/s/ Franck A. Scerbo                      Director
----------------------------------
Frank A. Scerbo


/s/ Philip Sotiroff                       Director
----------------------------------
Philip Sotiroff

                                EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

10.3 Office Building Lease between Rontal Investment Company as Landlord and Michigan Heritage Bancorp, Inc. as Tenant for headquarters floor space located at 28300 Orchard Lake Road, Suite 200, Farmington Hills, Michigan

11             Computation of Earnings Per Share

27             Financial Data Schedule (EDGAR filing only)