Form 10QSB
period 2000-03-31
MICHIGAN HERITAGE BANCORP INC
filed 2000-05-11
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------
                                 FORM 10-QSB


[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
                     For the period ended March 31, 2000
                                      or
[ ] Transition report under Section 13 or 15(d) of the Exchange Act
             For the transition period from ________ to ________

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

        28300 Orchard Lake Road, Suite 200, Farmington Hills, MI 48334
        --------------------------------------------------------------
                   (Address of principal executive offices)

                                 248-538-2525
                                 ------------
               (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: /X/     No: / /

At May 9, 2000 there were 1,488,764 shares of Common Stock of the issuer issued and outstanding.

Traditional Small Business Disclosure Format (check one):  Yes: / /  No: /X/




                        PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

Michigan Heritage Bancorp, Inc.
Consolidated Balance Sheets
March 31, 2000 and March 31, 1999
(Unaudited)
                                                          (000s omitted)
                                                       March 31,     March 31,
                                                        2000          1999
                                                       --------      ---------
ASSETS
Cash and due from banks, noninterest bearing          $     737     $     514
Interest bearing deposits with banks                      4,064         4,780
Federal funds sold                                        7,100         9,450
                                                      ---------     ---------
   Cash and cash equivalents                             11,901        14,744

Securities available for sale                            10,957         4,995
Federal Reserve Bank Stock at cost                          319           294
                                                      ---------     ---------
   Total investments                                     11,276         5,289

Loans, gross                                             83,717        84,160
   Less: allowance for loan losses                        1,989         1,563
                                                      ---------     ---------
      Net loans                                          81,728        82,597

         Total earning assets                           104,168       102,116

Leasehold improvements, net                                 144           102
Furniture & equipment, net                                  653           462
Operating lease equipment, net                                0         2,066
                                                      ---------     ---------
   Total fixed assets                                       797         2,630

Deferred income taxes                                       485           445
Other assets                                                799           898
                                                      ---------     ---------
   Total other assets                                     1,284         1,343
                                                      ---------     ---------

         Total assets                                 $ 106,986     $ 106,603
                                                      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits                                        $  94,387     $  95,847
Other liabilities                                           792           610
                                                      ---------     ---------
   Total liabilities                                     95,179        96,457

Stockholders' Equity
   Preferred stock--no par value; 500,000 shares
      authorized, none issued                                 0             0
   Common stock--no par value; 4,500,000 shares
      authorized, shares issued and outstanding--
      1,265,000 shares                                   13,730        12,482
   Accumulated deficit                                   (1,845)       (2,337)
   Accumulated other comprehensive income (loss)            (78)            1
                                                      ---------     ---------
      Total stockholders' equity                         11,807        10,146
                                                      ---------     ---------

         Total liabilities and stockholders' equity   $ 106,986     $ 106,603
                                                      =========     =========

Total loan loss reserve ratio                              2.38%         1.86%
Total loan to deposit ratio                                  89%           88%

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Earnings
Three Month Periods Ended
   March 31, 2000 and March 31, 1999
(Unaudited)
                                          (000s omitted except per share data)
                                              Three Months Ended March 31,
                                          ------------------------------------
                                                   2000         1999
                                               ----------   ----------
OPERATING INCOME:
Interest income                                $    2,260   $    2,112
Interest expense                                    1,280        1,258
                                               ----------   ----------
   Net interest income before
       provision for loan losses                      980          854

Less: provision for loan losses                        15          367
                                               ----------   ----------
   Net interest income after
      provision for loan losses                       965          487

Operating lease income                                  0          309
Gain on sale of loans                                  10          215
Other income                                           31           20
                                               ----------   ----------
   Total other operating income                        41          544
                                               ----------   ----------

      Total operating income                        1,006        1,031

OTHER OPERATING EXPENSES:
Salaries and employee benefits                        461          320
Occupancy expense                                      93           39
Equipment expense                                      61           38
Depreciation of property on
  operating lease                                       0          266
Data processing expense                                23           14
Insurance expense                                      10            5
Advertising/promotion expense                          40           44
Office supplies and printing expense                   13            9
Professional fees                                      56           69
Other expense                                          56           54
                                               ----------   ----------
   Total other operating expense                      813          858
                                               ----------   ----------

      Net operating income                            193          173

Provision for federal income taxes                     63           59
                                               ----------   ----------

         Net income                            $      130   $      114
                                               ==========   ==========

Per Common Share Data
Net income per primary share                   $     0.09   $     0.08
Net income per fully diluted share             $     0.09   $     0.08

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Cash Flow
Three Month Periods Ended
   March 31, 2000 and March 31, 1999
(Unaudited)
                                                            (000s omitted)
                                                             Three Months
                                                            Ended March 31,
                                                        ---------------------
                                                          2000        1999
                                                        --------    --------

Operating activities:
   Net income                                           $    130    $    114
   Adjustments to reconcile net income to net cash
       provided in operating activities:
           Discount accretion and premium
                amortization of investment
                securities                                    13         (10)
           Provision for loan losses                          15         367
           Depreciation                                       57         304
           Increase in other assets                         (211)       (137)
           Decrease in other liabilities                    (423)       (212)
                                                        --------    --------

   Net cash provided (used ) by operating activities        (419)        426

Investing activities:
   Purchase of U.S. Treasury and agency securities        (2,000)       --
   Proceeds from matured or called U.S. Treasury
       and agency securities                                 500       3,000
   Purchase of other securities                           (1,625)       --
   Proceeds from matured or called other securities          800        --
   Purchase of Federal Reserve Bank and other stock          (25)        (56)
   Purchase of leasehold improvements, furniture
       and equipment                                         (91)       (148)
   Net change in gross loans                              (1,860)     (3,179)
                                                        --------    --------

   Net cash used by investing activities                  (4,301)       (383)

Financing activities:
   Increase (decrease) in deposits                        (1,567)      8,193
   Decrease in borrowed funds                               --        (1,750)
                                                        --------    --------

   Net cash provided (used) by financing activities       (1,567)      6,443
                                                        --------    --------

Increase (decrease) in cash and cash equivalents          (6,287)      6,486

Cash and cash equivalents at beginning of year            18,188       8,258
                                                        --------    --------

Cash and cash equivalents at end of period              $ 11,901    $ 14,744
                                                        ========    ========

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Changes in Stockholders' Equity
December 31, 1996 to March 31, 2000
(Unaudited)

                                                  (000s omitted except per share data)
                                                                           Accumulated
                                                                              Other
                                                                          Comprehensive
                                                     Common     Retained      Income
                                        Shares       Stock      Deficit       (Loss)      Total
                                        ------       ------     --------  -------------   -----
December 31, 1996                              1    $   --     $    (68)   $     --      $    (68)

Issuance of common stock,
   net of offering costs               1,150,000      10,815       --            --        10,815
Retirement of initial share                   (1)       --         --            --          --
Comprehensive loss--net loss                --          --         (602)         --          (602)
                                      ----------    --------   --------    ----------    --------

Balance-December 31, 1997              1,150,000      10,815       (670)         --        10,145

Comprehensive loss:
   Net loss                                 --          --         (113)         --          (113)
   Change in net unrealized
      gain on securities available
      for sale, net of tax effect           --          --         --               9           9
                                                                                         --------
   Total comprehensive loss                                                                  (104)
Stock dividend paid                      114,999       1,667     (1,667)         --          --
                                      ----------    --------   --------    ----------    --------

Balance-December 31, 1998              1,264,999      12,482     (2,450)            9      10,041

Comprehensive income:
   Net income                               --          --          475          --           475
   Change in net unrealized
      loss on securities available
      for sale, net of tax effect           --          --         --             (46)        (46)
                                                                                         --------
         Total comprehensive income                                                           429
Issuance of common stock                 223,765       1,248       --            --         1,248
                                      ----------    --------   --------    ----------    --------

Balance-December 31, 1999              1,488,764    $ 13,730   $ (1,975)   $      (37)   $ 11,718

Comprehensive income:
   Net income                               --          --          130          --           130
   Change in net unrealized loss
      on securities available for
      sale, net of tax effect               --          --         --             (41)        (41)
                                                                                         --------
         Total comprehensive income                                                            89
                                      ----------    --------   --------    ----------    --------

Balance-March 31, 2000                 1,488,764    $ 13,730   $ (1,845)   $      (78)   $ 11,807
                                      ==========    ========   ========    ==========    ========

Michigan Heritage Bancorp, Inc.
Notes to Financial Statements
March 31, 2000


Item 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:

Michigan Heritage Bancorp, Inc. (the "Company") was incorporated in the State of Michigan on September 22, 1989. The Company was inactive from that time until its Articles of Incorporation were amended on November 6, 1996 into its current form. The Company is a bank holding company whose primary purpose is to own and operate Michigan Heritage Bank (the "Bank") as the Bank's sole stockholder. Organizational and other start-up costs were funded with loans from organizers. Proceeds from the Company's initial public offering were primarily used to capitalize the Bank which is currently headquartered in Farmington Hills, Michigan. The Company completed an initial public offering of common stock during the first quarter of 1997, realizing a total of $10.9 million (after payment of underwriters' commissions and offering expenses). During the fourth quarter of 1999, the Company competed a rights offering to existing shareholders raising $1.3 million in additional capital after payment of offering expenses. The consolidated financial statements of the Company include its only subsidiary, the Bank. The quarter ended March 31, 2000 was the Bank's 12th full quarter of operation. All adjustments, which in the opinion of management are necessary in order to ensure that the interim financial statements are not misleading, have been included.

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

The Company had net income of $130,000 for the quarter ending March 31, 2000 which is only the 12th full quarter of operations for the Company. Total assets at the end of the quarter were $106,986,000 as compared to $106,603,000 at March 31, 1999. Total loans outstanding were $83,717,000 compared to $84,160,000 at March 31, 1999.

Results for the Quarters Ended March 31, 2000 and 1999
The $130,000 net income for the quarter ended March 31, 2000 increased by $16,000 or 14.0% over the same quarter last year. Net interest income before allowances for loan losses increased by $126,000 or 14.8% to $980,000 primarily due to volume increases in earning assets and increases in the net interest margin--3.86% for the first quarter of 2000 compared to 3.52% for the same quarter last year. Provision for loan losses decreased by $352,000 to $15,000. The loan loss reserves were increased during the first and second quarter of 1999 to address increases in specific loan classifications.

Other operating income decreased by $503,000 to $41,000 due mostly to a $309,000 decrease in operating lease income resulting from a $2,775,000 operating lease recorded during the third quarter of 1998 and disposed of in the fourth quarter of 1999. There was also only a $10,000 gain on sale of loans in the first quarter of 2000 compared to a $215,000 gain on sale of loans during the first quarter of 1999. Other miscellaneous income increased by $11,000 over the quarter ended March 31, 1999 due primarily to increases in loan servicing fee income and other fee income.

Other operating expense decreased by $45,000 to $813,000. Salaries and employee benefits increased by $141,000 to $461,000 due to additional employees and salary increases. Occupancy expense increased by $54,000 to $93,000 primarily due to the opening of the new corporate headquarters in December 1999 and a new branch office in January 2000. Equipment expense increased by $23,000 to $61,000 due mostly to additional furniture and equipment for the new corporate headquarters and branch office. Depreciation of property on operating lease decreased by $266,000 due to the disposal of the operating lease in December 1999. Data processing fees increased by $9,000 to $23,000 due primarily to additional volume. Professional fees decreased by $13,000 to $56,000 due mostly to a reduction in legal fees addressing primarily loan related issues. Remaining expenses increased a net $7,000.

The resulting income before federal income tax increased by $20,000 to $193,000 for the same time period. Federal income tax was $63,000 for the first quarter of 2000 compared to $59,000 for the same quarter last year.

Net income per average primary share outstanding was $0.09 for the quarter ended March 31, 2000 compared to $0.08 for the same quarter in 1999. On a fully diluted basis, net income per share was also $0.09 for the quarter ended March 31, 2000 compared to $0.08 for the same quarter in 1999.

Loans and Allowances for Loan Losses

The categories of loans outstanding at March 31, 2000 in dollars and as a percentage of total loans outstanding are as follows:

                                            (000s omitted for dollars)
                                                         Percentage
                                                          of total
         Loan Category                           Amount     loans
                                                -------  ----------
Commercial, financial and agricultural          $74,940    89.6%
Real estate-construction                            613     0.7%
Real estate-mortgage                              7,060     8.4%
Installment loans to individuals                    182     0.2%
Lease financing                                     922     1.1%
                                                -------   -----
       Total loans                              $83,717   100.0%
                                                =======   =====

Note: There were no agricultural loans as of March 31, 2000

The change in mix and size of the loan portfolio from March 31, 1999 to March 31, 2000 has not increased the proportionate level of credit risk in the loan portfolio. Management continues to strengthen the credit underwriting and approval processes in anticipation of a future economic downturn. Management believes that the level of risk in the current loan portfolio is, on a relative basis, no greater than in the past.

At March 31, 2000 there were no non-accruing loans. There was a $13,000 loan charged off during the first quarter of 2000 against specific reserves previously allocated in 1999. There were $460,000 in accruing loans past due 30 days or more: $264,000 past due 30 to 59 days, $34,000 past due 60 to 89 days and $162,000 past due 90 days or more. Management fully expects that diligent servicing of these loans will minimize delinquencies.

Total loan reserves of $1,989,000 at March 31, 2000 were 2.38% of total loans, which included $669,000 in specific allowances. The following highlights the allocations of allowances for loan losses as of March 31, 2000.


                                        (000s omitted for dollars)
                                   Loan loss                 Percent of loan
                                   allowance  Loan amounts    loss allowance
                                    amount    outstanding    to loan amounts
                                   ---------  ------------   ---------------
Domestic:
  Commercial, financial and
    agricultural                    $ 1,376     $74,940           1.84%
  Real estate-construction                8         613           1.31%
  Real estate-mortgage                  265       7,060           3.75%
  Installment loans to individuals        2         182           1.25%
  Lease financing                        12         922           1.30%
Foreign                                --          --             0.00%
Off-balance sheet items, Y2K
  issues, and unallocated               326        --              n/a
                                    -------     -------           ----
Total                               $ 1,989     $83,717           2.38%
                                    =======     =======           ====

In management's opinion, the total loan reserve position is adequate relative to the overall quality of the loan portfolio.

Financial Condition

Michigan Heritage Bank's current cash projections as of March 31, 2000 indicate adequate cash balances. The Bank has additional line of credit facilities with national lending institutions to add funding capacity. Bank management also has established a network of banks that can be used to sell or participate a portion of the Bank's loan portfolio. These techniques allow the Bank to service its business relationships and generate fee and servicing revenue.

The Company's liquidity remained adequate during the 12-month period ended March 31, 2000. Michigan Heritage Bancorp had $11,901,000 in cash and cash equivalents as of March 31, 2000 including $4,064,000 in interest bearing deposits in other banks and $7,100,000 in Federal funds sold. In addition, the Bank has proven its ability to attract deposits and build a stable deposit base from which to fund loans.

Michigan Heritage Bank is subject to various regulatory capital requirements--the current minimum for the Tier 1 leverage capital ratio is 9.0%. Normally, to be considered adequately-capitalized or well-capitalized, Michigan Heritage Bank must maintain a Tier 1 leverage capital ratio of 4.0% and 5.0%, respectively. The Bank's Tier 1 leverage capital ratios were 10.3% and 9.1% at March 31, 2000 and March 31, 1999, respectively. Michigan Heritage Bank plans to maintain at least a 9.0% Tier 1 leverage capital ratio while under the current minimum regulatory requirement and to remain well-capitalized thereafter.

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

The cost to become fully Y2K compliant for both the Company and the Bank was not material. In addition, prior to the year 2000, the Bank communicated at various times with both vendors and appropriate customers concerning Y2K compliance to help ensure their smooth transition into the next century. As of March 31, 2000, the Bank had accrued $250,000 in loan loss reserves to address Y2K issues. To date, no Y2K issues with either vendors or customers have become apparent. The Bank is not aware of any future Y2K significant contingencies involving either vendors or customers.

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



                       MICHIGAN HERITAGE BANCORP, INC.




                                   By:    /s/ Anthony S. Albanese
                                        -------------------------------------
                                        Anthony S. Albanese
                                        President and Chief Operating Officer







                                   And:   /s/ Darryle J. Parker
                                        -------------------------------------
                                        Darryle J. Parker
                                        Secretary, Treasurer, and
                                        Chief Financial Officer
                                        (Duly authorized officer)


DATED: May 9, 2000

                                EXHIBIT INDEX

Exhibit            Description

27              Financial Data Schedule (EDGAR filing only)