Form 10QSB
period 2000-06-30
MICHIGAN HERITAGE BANCORP INC
filed 2000-08-10
CIK 1027623

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                       FOR THE PERIOD ENDED JUNE 30, 2000

                                       or
[ ]      Transition report under Section 13 or 15(d) of the Exchange Act
               For the transition period from          to
                                              ---------   --------

                        Commission file number: 333-17317


                         MICHIGAN HERITAGE BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

             Michigan                                         38-3318018
  (State or other jurisdiction                             (I.R.S. employer
of incorporation or organization)                         identification no.)

         28300 Orchard Lake Road, Suite 200, Farmington Hills, MI 48334
                    (Address of principal executive offices)

                                  248-538-2525
                (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

At August 7, 2000 there were 1,488,764 shares of Common Stock of the issuer issued and outstanding.

Traditional Small Business Disclosure Format (check one): Yes: [ ] No: [X]

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHIGAN HERITAGE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND JUNE 30, 1999

(UNAUDITED)                                              (000S OMITTED)
                                                             JUNE 30, 2000                   JUNE 30, 1999
                                                      ------------------------------  ---------------------------
ASSETS
Cash and due from banks, noninterest bearing                  $         246                 $          800
Interest bearing deposits with banks                                  1,290                          3,181
Federal funds sold                                                    4,450                          9,400
                                                            ----------------              -----------------
   Cash and cash equivalents                                          5,986                         13,381

Securities available for sale                                        15,362                          5,941
Federal Reserve Bank Stock at cost                                      321                            288
                                                            ----------------              -----------------
   Total investments                                                 15,683                          6,229

Loans, gross                                                         82,767                         80,478
   Less: allowance for loan losses                                    1,998                          1,558
                                                            ----------------              -----------------
      Net loans                                                      80,769                         78,920

         Total earning assets                                       102,192                         97,730

Leasehold improvements, net                                             134                             95
Furniture & equipment, net                                              644                            552
Operating lease equipment, net                                            0                          1,801
                                                            ----------------              -----------------
   Total fixed assets                                                   778                          2,448

Interest receivable                                                     631                            485
Deferred income taxes                                                   478                            457
Other assets                                                            285                            597
                                                            ----------------              -----------------
   Total other assets                                                 1,394                          1,539
                                                            ----------------              -----------------

         Total assets                                         $     104,610                 $      102,517
                                                            ================              =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits                                                $      91,486                 $       91,558
Other borrowed funds                                                    370                              0
Other liabilities                                                       813                            718
                                                            ----------------              -----------------
   Total liabilities                                                 92,669                         92,276

Stockholders' Equity
   Preferred stock--no par value; 500,000 shares
      authorized, none issued                                             0                              0
   Common stock--no par value; 4,500,000 shares
      authorized, shares issued and outstanding--
      1,488,764 shares                                               13,730                         12,482
   Accumulated deficit                                               (1,722)                        (2,216)
   Accumulated other comprehensive loss                                 (67)                           (25)
                                                            ----------------              -----------------
      Total stockholders' equity                                     11,941                         10,241
                                                            ----------------              -----------------

         Total liabilities and stockholders' equity           $     104,610                 $      102,517
                                                            ================              =================

Total loan loss reserve ratio                                         2.41%                          1.94%
Total loan to deposit ratio                                             90%                            88%

MICHIGAN HERITAGE BANCORP, INC.
CONSOLIDATED STATEMENT OF EARNINGS
THREE AND SIX MONTH PERIODS ENDED
  JUNE 30, 2000 AND JUNE 30, 1999

(UNAUDITED)                                                              (000S OMITTED EXCEPT PER SHARE DATA)
                                                              THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                          -----------------------------------  ----------------------------------

                                                                 2000           1999                 2000           1999
                                                              ------------   -----------          ------------   ------------
OPERATING INCOME:
Interest income                                                   $ 2,385       $ 2,098               $ 4,645        $ 4,210
Interest expense                                                    1,346         1,241                 2,626          2,499
                                                              ------------   -----------          ------------   ------------
   Net interest income before provision for loan losses             1,039           857                 2,019          1,711

Less: provision for loan losses                                        15           242                    30            609
                                                              ------------   -----------          ------------   ------------
   Net interest income after provision for loan losses              1,024           615                 1,989          1,102

Operating lease income                                                  0           309                     0            618
Gain on sale of loans and other assets                                  4             1                    14            216
Other income                                                           24            31                    55             51
                                                              ------------   -----------          ------------   ------------
   Total other operating income                                        28           341                    69            885
                                                              ------------   -----------          ------------   ------------

      Total operating income                                        1,052           956                 2,058          1,987

OTHER OPERATING EXPENSES:
Salaries and employee benefits                                        489           287                   950            607
Occupancy expense                                                      89            23                   182             62
Equipment expense                                                      58            47                   119             85
Depreciation of property on operating lease                             0           265                     0            531
Data processing expense                                                22            14                    45             28
Insurance expense                                                      11             6                    21             11
Advertising/promotion expense                                          44            12                    84             56
Office supplies and printing expense                                    8             8                    21             17
Professional fees                                                      62            67                   118            136
Other expense                                                          86            45                   142             99
                                                              ------------   -----------          ------------   ------------
   Total other operating expense                                      869           774                 1,682          1,632
                                                              ------------   -----------          ------------   ------------

      Net operating income                                            183           182                   376            355

Provision for federal income taxes                                     60            62                   123            121
                                                              ------------   -----------          ------------   ------------

         Net income                                               $   123       $   120               $   253        $   234
                                                              ============   ===========          ============   ============

PER COMMON SHARE DATA
Net income per primary share                                      $  0.08       $  0.09               $  0.17        $  0.18
Net income per fully diluted share                                $  0.08       $  0.09               $  0.17        $  0.18

MICHIGAN HERITAGE BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
SIX MONTH PERIODS ENDED
  JUNE 30, 2000 AND JUNE 30, 1999

(UNAUDITED)
                                                                        (000S OMITTED)
                                                                   SIX MONTHS ENDED JUNE 30,
                                                              ------------------------------------
                                                                 2000                     1999
                                                              -----------              -----------

Operating activities:
     Net income                                                  $   253                  $   234
     Adjustments to reconcile net income to net cash
         provided in operating activities:
            Discount accretion and premium amortization
                of investment securities                              36                       21
            Provision for loan losses                                 30                      609
            Depreciation                                             113                      609
            Increase in other assets                                (328)                    (333)
            Decrease in other liabilities                           (402)                    (104)
                                                              -----------              -----------

     Net cash provided (used) by operating activities               (298)                   1,036

Investing activities:
     Purchase of U.S. Treasury and agency securities              (6,000)                  (4,000)
     Proceeds from matured or called U.S. Treasury
         and agency securities                                     1,000                    6,000
     Purchase of other securities                                 (2,775)                       -
     Proceeds from matured or called other securities              1,040                        -
     Purchase of Federal Reserve Bank and other stock                (27)                     (51)
     Purchase of leasehold improvements, furniture
         and equipment                                              (128)                    (272)
     Net change in gross loans                                      (916)                     256
                                                              -----------              -----------

     Net cash provided (used) by investing activities             (7,806)                   1,933

Financing activities:
     Increase (decrease) in deposits                              (4,468)                   3,904
     Increase (decrease) in borrowed funds                           370                   (1,750)
                                                              -----------              -----------

     Net cash provided (used) by financing activities             (4,098)                   2,154
                                                              -----------              -----------

Increase (decrease) in cash and cash equivalents                 (12,202)                   5,123

Cash and cash equivalents at beginning of year                    18,188                    8,258
                                                              -----------              -----------

Cash and cash equivalents at end of period                       $ 5,986                  $13,381
                                                              ===========              ===========

MICHIGAN HERITAGE BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
DECEMBER 31, 1996 TO JUNE 30, 2000
(UNAUDITED)

                                                               (000S OMITTED EXCEPT PER SHARE DATA)
                                                                                             ACCUMULATED
                                                                                                OTHER
                                                                                             COMPREHENSIVE
                                                                   COMMON        RETAINED       INCOME
                                                    SHARES          STOCK        DEFICIT        (LOSS)        TOTAL
                                                 -------------   -----------   ------------  ------------  ------------

December 31, 1996                                           1      $      -       $    (68)    $       -     $     (68)

Issuance of common stock,
   net of offering costs                            1,150,000        10,815              -             -        10,815
Retirement of initial share                                (1)            -              -             -             -
Comprehensive loss--net loss                                -             -           (602)            -          (602)
                                                   -------------   -----------   ------------  ------------  ----------

Balance-December 31, 1997                           1,150,000        10,815           (670)            -        10,145

Comprehensive loss:
   Net loss                                                 -             -           (113)            -          (113)
   Change in net unrealized gain on securities
      available for sale, net of tax effect                 -             -              -             9             9
                                                                                                             ----------
   Total comprehensive loss                                                                                       (104)
Stock dividend paid                                   114,999         1,667         (1,667)            -             -
                                                 -------------   -----------   ------------  ------------  ------------

Balance-December 31, 1998                           1,264,999        12,482         (2,450)            9        10,041

Comprehensive income:
   Net income                                               -             -            475             -           475
   Change in net unrealized loss on securities
      available for sale, net of tax effect                 -             -              -           (46)          (46)
                                                                                                           ------------
         Total comprehensive income                                                                                429
Issuance of common stock                              223,765         1,248              -             -         1,248
                                                 -------------   -----------   ------------  ------------  ------------

Balance-December 31, 1999                           1,488,764        13,730         (1,975)          (37)       11,718

Comprehensive income:
   Net income                                               -             -            253             -           253
   Change in net unrealized loss on securities
      available for sale, net of tax effect                 -             -              -           (30)          (30)
                                                                                                           ------------
         Total comprehensive income                                                                                223
                                                 -------------   -----------   ------------  ------------  ------------

Balance-June 30, 2000                               1,488,764      $ 13,730       $ (1,722)    $     (67)    $  11,941
                                                 =============   ===========   ============  ============  ============

MICHIGAN HERITAGE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000

Item 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION:
Michigan Heritage Bancorp, Inc. (the "Company") was incorporated in the State of Michigan on September 22, 1989. The Company was inactive from that time until its Articles of Incorporation were amended on November 6, 1996 into its current form. The Company is a bank holding company whose primary purpose is to own and operate Michigan Heritage Bank (the "Bank") as the Bank's sole stockholder. Organizational and other start-up costs were funded with loans from organizers. Proceeds from the Company's initial public offering were primarily used to capitalize the Bank which is currently headquartered in Farmington Hills, Michigan. The Company completed an initial public offering of common stock during the first quarter of 1997, realizing a total of $10.9 million (after payment of underwriters' commissions and offering expenses). During the fourth quarter of 1999, the Company competed a rights offering to existing shareholders raising $1.3 million in additional capital after payment of offering expenses. The consolidated financial statements of the Company include its only subsidiary, the Bank. The quarter ended June 30, 2000 was the Bank's 13th full quarter of operation. All adjustments, which in the opinion of management are necessary in order to ensure that the interim financial statements are not misleading, have been included.

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

The Company had net income of $123,000 for the quarter ending June 30, 2000 which is only the 13th full quarter of operations for the Company. Total assets at the end of the quarter were $104,610,000 as compared to $102,517,000 at June 30, 1999. Total loans outstanding were $82,767,000 compared to $80,478,000 at June 30, 1999.

RESULTS FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999
The $123,000 net income for the quarter ended June 30, 2000 increased by $3,000 or 2% over the same quarter last year. Net interest income before allowances for loan losses increased by $182,000 or 21% to $1,039,000 primarily due to volume increases in earning assets and increases in the net interest margin--4.00% for the second quarter of 2000 compared to 3.49% for the same quarter last year. Provision for loan losses decreased by $227,000 to $15,000. The loan loss reserves were increased during both the first and second quarters of 1999 to address increases in specific loan classifications. As a combined result, net interest income after provision for loan losses increased $409,000 or 66% to $1,024,000.

Other operating income decreased by $313,000 to $28,000 due mostly to a $309,000 decrease in operating lease income resulting from a $2,775,000 operating lease recorded during the third quarter of 1998 and disposed of in the fourth quarter of 1999. There was a $4,000 gain on sale of loans and other assets in the second quarter of 2000 compared to only a $1,000 gain on sale of loans and other assets during the second quarter of 1999 for an increase of $3,000. Other miscellaneous income decreased by $7,000 from the quarter ended June 30, 1999 due primarily to a $9,000 decrease in loan servicing fee income offset partially by a net $2,000 increase in other service charges and fee income.

Other operating expense increased by $95,000 to $869,000. Salaries and employee benefits increased by $202,000 to $489,000 due to additional employees and salary increases. Occupancy expense increased by $66,000 to $89,000 primarily due to the opening of the new corporate headquarters in December 1999 and a new branch office in January 2000. Equipment expense increased by $11,000 to $58,000 due mostly to additional furniture and equipment for the new corporate headquarters and branch office. Depreciation of property on operating lease decreased by $265,000 due to the disposal of the operating lease in December 1999. Data processing fees increased by $8,000 to $22,000 due primarily to additional volume. Advertising and promotional expense increased by $32,000 to $44,000 due mostly to additional marketing campaigns including a branch grand opening. FDIC assessment expense increased by $16,000 and the Michigan single business tax expense also increased by $16,000. Other insurance expense went up by $6,000 and all remaining expenses increased by a net $3,000.

The resulting income before federal income tax increased by $1,000 to $183,000 for the same quarter last year. Federal income tax was $60,000 for the second quarter of 2000 compared to $62,000 for the same time period last year.

Net income per average primary share outstanding was $0.08 for the quarter ended June 30, 2000 compared to $0.09 for the same quarter in 1999. On a fully diluted basis, net income per share was also $0.08 for the quarter ended June 30, 2000 compared to $0.09 for the same quarter in 1999. In 2000 and 1999, outstanding stock options have not been included in the calculation of diluted weighted average shares outstanding because the weighted average market values per share were less than the option prices per share.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
The $253,000 net income for the six months ended June 30, 2000 was an increase of $19,000 over the six months ended June 30, 1999. Net interest income before allowances for loan losses increased by $308,000 or 18% to $2,019,000 primarily due to volume increases in earning assets and increases in the net interest margin--3.93% for the first six months of 2000 compared to 3.51% for the same period last year. Provision for loan losses decreased by $579,000 to $30,000. The loan loss reserves were increased during the first six months of 1999 to address increases in specific loan classifications. The resulting net interest income after provision for loan losses increased $887,000 or 80% to $1,989,000.

Other operating income decreased by $816,000 to $69,000 due mostly to a $618,000 decrease in operating lease income resulting from a $2,775,000 operating lease recorded during the third quarter of 1998 and disposed of in the fourth quarter of 1999. There was also only a $14,000 gain on sale of loans and other assets during the six months ended June 30, 2000 compared to a $216,000 gain on sale of loans and other assets during the same time period of 1999 for a decrease of $202,000. Other miscellaneous income increased by $4,000 from the six months ended June 30, 1999 due primarily to net increases in deposit service charges and fee income.

Other operating expense increased by $50,000 to $1,682,000. Salaries and employee benefits increased by $343,000 to $950,000 due to additional employees and salary increases. Occupancy expense increased by $120,000 to $182,000 primarily due to the opening of the new corporate headquarters in December 1999 and a new branch office in January 2000. Equipment expense increased by $34,000 to $119,000 due mostly to additional furniture and equipment for the new corporate headquarters and branch office. Depreciation of property on operating lease decreased by $531,000 due to the disposal of the operating lease in December 1999. Data processing fees increased by $17,000 to $45,000 due primarily to additional volume. Advertising and promotional expense increased by $28,000 to $84,000 due mostly to additional marketing campaigns including a branch grand opening. Professional fees decreased by $18,000 due primarily to a reduction in legal fees addressing primarily loan related issues. FDIC assessment expense and other insurance expense increased $19,000 and $10,000, respectively. Postage expense increased by $5,000 primarily due to additional mailings in the first six months of 2000 for marketing purposes. The Michigan single business tax expense increased by $19,000. All remaining expenses increased a net $4,000 primarily due to increases in office supplies.

The resulting income before federal income tax increased by $21,000 to $376,000 for the same time period last year. Federal income tax was $123,000 for the first six months of 2000 compared to $121,000 for the first six months last year.

Net income per average primary share outstanding was $0.17 for the six months ended June 30, 2000 compared to $0.18 for the same six months in 1999. On a fully diluted basis, net income per share was also $0.17 for the six months ended June 30, 2000 compared to $0.18 for the same six months in 1999.

LOANS AND ALLOWANCES FOR LOAN LOSSES
The categories of loans outstanding at June 30, 2000 in dollars and as a percentage of total loans outstanding are as follows:

                                                       (000S OMITTED FOR DOLLARS)
                                                                      PERCENTAGE
                                                                       OF TOTAL
                    LOAN CATEGORY                        AMOUNT         LOANS
                                                      ------------   -------------
Commercial, financial and agricultural                   $ 71,864           86.8%
Real estate-construction                                    2,077            2.5%
Real estate-mortgage                                        7,747            9.4%
Installment loans to individuals                              168            0.2%
Lease financing                                               911            1.1%
                                                      ------------   -------------

       Total loans                                       $ 82,767          100.0%
                                                      ============   =============

Note: There were no agricultural loans as of June 30, 2000

The change in mix and size of the loan portfolio from June 30, 1999 to June 30, 2000 has not increased the proportionate level of credit risk in the loan portfolio. Management continues to strengthen the credit underwriting and approval processes in anticipation of a future economic downturn. Management believes that the level of risk in the current loan portfolio is, on a relative basis, no greater than in the past.

At June 30, 2000 there was one non-accruing loan for $74,000. There were two loans amounting to $19,000 charged off against reserves during the first six months of 2000 of which $13,000 was previously allocated in 1999. There were

$741,000 in accruing loans past due 30 days or more: $251,000 past due 30 to 59 days, $168,000 past due 60 to 89 days and $321,000 past due 90 days or more. Management fully expects that diligent servicing of these loans will minimize delinquencies.

Total loan reserves of $1,998,000 at June 30, 2000 were 2.41% of total loans, which included $743,000 in specific allowances. The following highlights the allocations of allowances for loan losses as of June 30, 2000.

                                                                                (000S OMITTED FOR DOLLARS)
                                                                   LOAN LOSS                            PERCENT OF LOAN
                                                                   ALLOWANCE        LOAN AMOUNTS        LOSS ALLOWANCE
                                                                    AMOUNT           OUTSTANDING        TO LOAN AMOUNTS
                                                              -----------------  -----------------  ----------------------
Domestic:
      Commercial, financial and agricultural                            $ 1,345           $ 71,864           1.87%
      Real estate-construction                                               92              2,077           4.43%
      Real estate-mortgage                                                  270              7,747           3.49%
      Installment loans to individuals                                        2                168           1.19%
      Lease financing                                                        11                911           1.21%
Foreign                                                                       -                  -           0.00%
Off-balance sheet items,Y2K issues, and unallocated                         278                  -            n/a
                                                               -----------------  -----------------  ----------------------
Total                                                                   $ 1,998           $ 82,767           2.41%
                                                               =================  =================  ======================

Note: There were no agricultural loans as of June 30, 2000

In management's opinion, the total loan reserve position is adequate relative to the overall quality of the loan portfolio.

FINANCIAL CONDITION

Michigan Heritage Bank's current cash projections as of June 30, 2000 indicate adequate cash balances. The Bank has additional line of credit facilities with national lending institutions to add funding capacity. Bank management also has established a network of banks that can be used to sell or participate a portion of the Bank's loan portfolio. These techniques allow the Bank to service its business relationships and generate fee and servicing revenue.

The Company's liquidity remained adequate during the 12-month period ended June 30, 2000. Michigan Heritage Bancorp had $5,986,000 in cash and cash equivalents as of June 30, 2000 including $1,290,000 in interest bearing deposits in other banks and $4,450,000 in Federal funds sold. In addition, the Bank has proven its ability to attract deposits and build a stable deposit base from which to fund loans.

Michigan Heritage Bank is subject to various regulatory capital requirements--the current minimum for the Tier 1 leverage capital ratio is 9.0%. Normally, to be considered adequately-capitalized or well-capitalized, Michigan Heritage Bank must maintain a Tier 1 leverage capital ratio of 4.0% and 5.0%, respectively. The Bank's Tier 1 leverage capital ratios were 10.2% and 9.4% at June 30, 2000 and June 30, 1999, respectively. Michigan Heritage Bank plans to maintain at least a 9.0% Tier 1 leverage capital ratio while under the current minimum regulatory requirement and to remain well-capitalized thereafter.

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

The cost to become fully Y2K compliant for both the Company and the Bank was not material. In addition, prior to the year 2000, the Bank communicated at various times with both vendors and appropriate customers concerning Y2K compliance to help ensure their smooth transition into the next century. As of June 30, 2000, the Bank had accrued $175,000 in loan loss reserves to address Y2K issues. To date, no Y2K issues with either vendors or customers have become apparent. The Bank is not aware of any future Y2K significant contingencies involving either vendors or customers. There were no capital expenditures postponed in preparing for Y2K.

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



                                       MICHIGAN HERITAGE BANCORP, INC.




                                       By: /s/ Anthony S. Albanese
                                           -----------------------------
                                           Anthony S. Albanese
                                           President and Chief Operating Officer







                                       And: /s/ Darryle J. Parker
                                            ----------------------------
                                            Darryle J. Parker
                                            Secretary, Treasurer, and
                                            Chief Financial Officer
                                            (Duly authorized officer)


DATED: August 7, 2000

                                  EXHIBIT INDEX

Exhibit          Description

27               Financial Data Schedule (EDGAR filing only)