Form 10QSB
period 2000-09-30
MICHIGAN HERITAGE BANCORP INC
filed 2000-11-13
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

     Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended September 30, 2000

or

     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                  to

Commission file number: 333-17317

MICHIGAN HERITAGE BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3318018 (I.R.S. employer identification no.)

28300 Orchard Lake Road, Suite 200, Farmington Hills, MI 48334
(Address of principal executive offices)

248-538-2525
(Issuer’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:      No:

At November 8, 2000 there were 1,488,764 shares of Common Stock of the issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes:     No:

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Michigan Heritage Bancorp, Inc. Consolidated Balance Sheets September 30, 2000 and September 30, 1999
(Unaudited)	(000s omitted)

	September 30, 2000	September 30, 1999

ASSETS

Cash and due from banks, noninterest bearing	$1,505	$1,948

Interest bearing deposits with banks	4,003	5,391

Federal funds sold	6,500	8,300

Cash and cash equivalents	12,008	15,639

Securities available for sale	12,945	4,922

Federal Reserve Bank Stock at cost	325	296

Total investments	13,270	5,218

Loans, gross	90,526	79,570

Less: allowance for loan losses	2,008	1,627

Net loans	88,518	77,943

Total earning assets	112,291	96,852

Leasehold improvements, net	303	91

Furniture & equipment, net	592	587

Operating lease equipment, net	0	1,535

Total fixed assets	895	2,213

Interest receivable	671	402

Deferred income taxes	445	485

Other assets	281	224

Total other assets	1,397	1,111

Total assets	$116,088	$102,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total deposits	$101,343	$91,349

Other borrowed funds	0	0

Other liabilities	2,649	452

Total liabilities	103,992	91,801
Stockholders’ Equity

Preferred stock—no par value; 500,000 shares

authorized, none issued and outstanding	0	0
Common stock—no par value; 4,500,000 shares

authorized, Issued and outstanding—
1,488,764 shares in 2000 and 1,264,999 shares in 1999	13,730	12,482

Accumulated deficit	(1,605)	(2,105)

Accumulated other comprehensive loss	(29)	(54)

Total stockholders’ equity	12,096	10,323

Total liabilities and stockholders’ equity	$116,088	$102,124

Total loan loss reserve ratio	2.22%	2.04%

Total loan to deposit ratio	89%	87%

Michigan Heritage Bancorp, Inc. Consolidated Statement of Earnings Three and Nine Month Periods Ended September 30, 2000 and September 30, 1999

(Unaudited)	(000s omitted except per share data)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

	2000	1999	2000	1999

OPERATING INCOME:

Interest income	$2,430	$2,051	$7,075	$6,261

Interest expense	1,430	1,224	4,056	3,723

Net interest income before provision for loan losses	1,000	827	3,019	2,538

Less: provision for loan losses	15	5	45	614

Net interest income after provision for loan losses	985	822	2,974	1,924

Operating lease income	0	309	0	927

Gain on sale of loans and other assets	14	31	28	247

Other income	28	26	83	77

Total other operating income	42	366	111	1,251

Total operating income	1,027	1,188	3,085	3,175

OTHER OPERATING EXPENSES:

Salaries and employee benefits	448	327	1,398	934

Occupancy expense	93	40	275	102

Equipment expense	53	43	172	128

Depreciation of property on operating lease	0	266	0	797

Data processing expense	25	16	70	44

Insurance expense	13	6	34	17

Advertising/promotion expense	43	45	127	101

Office supplies and printing expense	10	8	31	25

Professional fees	74	67	192	203

Provision for other asset losses expense	5	137	0	137

Other expense	91	64	238	163

Total other operating expense	855	1,019	2,537	2,651

Net operating income	172	169	548	524

Provision for federal income taxes	55	58	178	179

Net income	$117	$111	$370	$345

Per Common Share Data

Net income per primary share	$0.08	$0.09	$0.25	$0.27

Net income per fully diluted share	$0.08	$0.09	$0.25	$0.27

Michigan Heritage Bancorp, Inc. Consolidated Statement of Cash Flow Nine Month Periods Ended September 30, 2000 and September 30, 1999

(Unaudited)
	(000s omitted)
	Nine Months Ended September 30

	2000	1999

Operating activities:

Net income	$370	$345

Adjustments to reconcile net income to net cash provided in operating activities:

Discount accretion and premium amortization of investment securities	13	8

Provision for loan losses	45	614

Depreciation	169	915

Increase (decrease) in other assets	(350)	95

Decrease (increase) in other liabilities	1,434	(370)

Net cash provided by operating activities	1,681	1,607

Investing activities:

Purchase of U.S. Treasury and agency securities	(6,000)	(10,000)

Proceeds from matured or called U.S. Treasury and agency securities	3,500	13,000

Purchase of other securities	(2,775)	—

Proceeds from matured or called other securities	1,040	—

Purchase of Federal Reserve Bank and other stock	(34)	(57)

Purchase of leasehold improvements, furniture and equipment	(301)	(342)

Net change in gross loans	(8,680)	1,228

Net cash provided (used) by investing activities	(13,250)	3,829

Financing activities:

Increase in deposits	5,389	3,695

Decrease in borrowed funds	—	(1,750)

Net cash provided by financing activities	5,389	1,945

Increase (decrease) in cash and cash equivalents	(6,180)	7,381

Cash and cash equivalents at beginning of year	18,188	8,258

Cash and cash equivalents at end of period	$12,008	$15,639

Michigan Heritage Bancorp, Inc. Consolidated Statement of Changes in Stockholders’ Equity December 31, 1996 to September 30, 2000

(Unaudited)
		(000s omitted except share data)
				Accumulated
				Other
				Comprehensive
		Common	Retained	Income
	Shares	Stock	Deficit	(Loss)	Total

December 31, 1996	1	$—	$(68)	$—	$(68)

Issuance of common stock, net of offering costs	1,150,000	10,815	—	—	10,815

Retirement of initial share	(1)	—	—	—	—

Comprehensive loss—net loss	—	—	(602)	—	(602)

Balance-December 31, 1997	1,150,000	10,815	(670)	—	10,145

Comprehensive loss:

Net loss	—	—	(113)	—	(113)

Change in net unrealized gain on securities available for sale, net of tax effect	—	—	—	9	9

Total comprehensive loss					(104)

Stock dividend paid	114,999	1,667	(1,667)	—	—

Balance-December 31, 1998	1,264,999	12,482	(2,450)	9	10,041

Comprehensive income:

Net income	—	—	475	—	475

Change in net unrealized loss on securities available for sale, net of tax effect	—	—	—	(46)	(46)

Total comprehensive income					429

Issuance of common stock	223,765	1,248	—	—	1,248

Balance-December 31, 1999	1,488,764	13,730	(1,975)	(37)	11,718

Comprehensive income:

Net income	—	—	370	—	370

Change in net unrealized loss on securities available for sale, net of tax effect	—	—	—	8	8

Total comprehensive income					378

Balance-September 30, 2000	1,488,764	$13,730	$(1,605)	$(29)	$12,096

Michigan Heritage Bancorp, Inc.
Notes to Financial Statements
September 30, 2000

Item 1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:
Michigan Heritage Bancorp, Inc. (the “Company”) was incorporated in the State of Michigan on September 22, 1989. The Company was inactive from that time until its Articles of Incorporation were amended on November 6, 1996 into its current form. The Company is a bank holding company whose primary purpose is to own and operate Michigan Heritage Bank (the “Bank”) as the Bank’s sole stockholder. Organizational and other start-up costs were funded with loans from organizers. Proceeds from the Company’s initial public offering were primarily used to capitalize the Bank which is currently headquartered in Farmington Hills, Michigan. The Company completed an initial public offering of common stock during the first quarter of 1997, realizing a total of $10.9 million (after payment of underwriters’ commissions and offering expenses). During the fourth quarter of 1999, the Company completed a rights offering to existing shareholders raising $1.3 million in additional capital after payment of offering expenses. The consolidated financial statements of the Company include its only subsidiary, the Bank. The quarter ended September 30, 2000 was the Bank’s 14th full quarter of operation. All adjustments, which in the opinion of management are necessary in order to ensure that the interim financial statements are not misleading, have been included.

Basis of Presentation:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates and assumptions.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE: The Company wishes to caution readers not to place undue reliance on any “forward-looking statements” contained in the following discussion and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

The Company had net income of $117,000 for the quarter ending September 30, 2000 which is only the 14th full quarter of operations for the Company. Total assets at the end of the quarter were $116,088,000 as compared to $102,124,000 at September 30, 1999, a 14% increase. Total loans outstanding were $90,526,000 compared to $79,570,000 at September 30, 1999, which is also a 14% increase.

Results for the Quarters Ended September 30, 2000 and 1999
The $117,000 net income for the quarter ended September 30, 2000 increased by $6,000 or 5% over the same quarter last year. Net interest income before allowances for loan losses increased by $173,000 or 21% to $1,000,000 primarily due to volume increases in earning assets and increases in the net interest margin—3.77% for the third quarter of 2000 compared to 3.39% for the same quarter last year. Provision for loan losses increased by $10,000 to $15,000. As a combined result, net interest income after provision for loan losses increased $163,000 or 20% to $985,000.

Other operating income decreased by $324,000 to $42,000 due mostly to a $309,000 decrease in operating lease income resulting from an operating lease recorded during the third quarter of 1998 that was disposed of in the fourth quarter of 1999. In addition, net gains from sales of loans and other assets in the third quarter of 2000 decreased by $17,000 compared to net gains on sales of loans and other assets during the third quarter of 1999. Other miscellaneous income increased by $2,000 from the quarter ended September 30, 1999.

Other operating expense decreased by $164,000 or 16% to $855,000. Salaries and employee benefits increased by $121,000 to $448,000 due to additional employees and salary increases. Occupancy expense increased by $53,000 to $93,000 primarily due to the opening of the new corporate headquarters in December 1999 and a new branch office in January 2000. Equipment expense increased by $10,000 to $53,000 due mostly to additional furniture and equipment for the new corporate headquarters and branch office. Depreciation of property on operating lease decreased by $266,000 due to the disposal of the operating lease in December 1999. Data processing fees increased by $9,000 to $25,000 due primarily to additional volume and system enhancements. Other insurance expense went up by $7,000 to $13,000 due mostly to additional insurance coverage for the new corporate headquarters and branch office. Professional fees increased by $7,000 due to additional consulting fees offset by a reduction in legal fees. Provision for other asset losses decreased by $132,000 due to an increase in the third quarter of 1999 to adjust repossessed loan collateral to market value; no similar provision was necessary in 2000. The Michigan single business tax expense increased by $12,000. FDIC assessment expense, mileage/auto expense, correspondent bank service charges, ATM fees, and other loan fees increased by $10,000 in the aggregate. All other remaining expenses increased by a net $5,000.

The resulting income before federal income tax increased by $3,000 to $172,000 compared to the same quarter last year. Federal income tax was $55,000 for the third quarter of 2000 compared to $58,000 for the same time period last year. Federal income tax was reduced in 2000 due to tax exempt income in 2000; there was no tax exempt income in 1999.

Net income per average primary share outstanding was $0.08 for the quarter ended September 30, 2000 compared to $0.09 for the same quarter in 1999. On a fully diluted basis, net income per share was also $0.08 for the quarter ended September 30, 2000 compared to $0.09 for the same quarter in 1999. Per share earnings were affected by additional stock issued in October 1999. In 2000 and 1999, outstanding stock options have not been included in the calculation of diluted weighted average shares outstanding because they would have been antidilutive.

Results for the Nine Months Ended September 30, 2000 and 1999
The $370,000 net income for the nine months ended September 30, 2000 was an increase of $25,000 or 7% over the nine months ended September 30, 1999. Net interest income before allowances for loan losses increased by $481,000 or 19% to $3,019,000 primarily due to volume increases in earning assets and increases in the net interest margin—

3.88% for the first nine months of 2000 compared to 3.46% for the same period last year. Provision for loan losses decreased by $569,000 to $45,000. The loan loss reserves had been increased in the first nine months of 1999 to address increases in specific loan classifications. The resulting net interest income after provision for loan losses increased by $1,050,000 or 55% to $2,974,000.

Other operating income decreased by $1,140,000 to $111,000 due mostly to a $927,000 decrease in operating lease income resulting from an operating lease recorded during the third quarter of 1998 that was disposed of in the fourth quarter of 1999. In addition, net gains from sales of loans and other assets during the nine months ended September 30, 2000 decreased by $219,000 compared to the same time period in 1999. Other miscellaneous income increased by $6,000 or 8% to $83,000 from the nine months ended September 30, 1999.

Other operating expense decreased by $114,000 to $2,537,000. Salaries and employee benefits increased by $464,000 to $1,398,000 due to additional employees and salary increases. Occupancy expense increased by $173,000 to $275,000 primarily due to the opening of the new corporate headquarters in December 1999 and a new branch office in January 2000. Equipment expense increased by $44,000 to $172,000 due mostly to additional furniture and equipment for the new corporate headquarters and branch office. Depreciation of property on operating lease decreased by $797,000 due to the disposal of the operating lease in December 1999. Data processing fees increased by $26,000 to $70,000 due primarily to additional volume and system enhancements. Other insurance expense went up by $17,000 to $34,000 due mostly to additional insurance coverage. Advertising and promotional expense increased by $26,000 to $127,000 due mostly to additional marketing campaigns including a branch grand opening. Office supplies increased by $6,000 to $31,000 due primarily to the new corporate headquarters and branch office. Professional fees decreased by $11,000 to $192,000 due primarily to reductions in both operating lease broker fees and legal fees addressing mostly loan related issues offset partially by additional consulting fees. Provision for other asset losses decreased by $137,000 due to an increase last year to adjust repossessed loan collateral to market value. The Michigan single business tax expense increased by $31,000. FDIC assessment expense increased by $21,000 to $35,000 due mostly to a higher assessment rate in 2000 and an increase in deposits. Postage expense increased by $5,000 primarily due to additional mailings in 2000 for marketing purposes. ATM fees increased by $6,000 to $12,000 due mostly to volume. Credit report expense for loans increased by $4,000 to $8,000 due to additional loan volume in 2000. All remaining expenses increased a net $8,000.

The resulting income before federal income tax increased by $24,000 or 5% to $548,000 for the same time period last year. Federal income tax was $178,000 for the first nine months of 2000 compared to $179,000 for the first nine months last year. Federal income tax was reduced in 2000 due to tax exempt income in 2000; there was no tax exempt income in 1999.

Net income per average primary share outstanding was $0.25 for the nine months ended September 30, 2000 compared to $0.27 for the same nine months in 1999. On a fully diluted basis, net income per share was also $0.25 for the nine months ended September 30, 2000 compared to $0.27 for the same nine months in 1999. Per share earnings were affected by additional stock issued in October 1999. In 2000 and 1999, outstanding stock options have not been included in the calculation of diluted weighted average shares outstanding because they would have been antidilutive.

Loans and Allowances for Loan Losses

The categories of loans outstanding at September 30, 2000 in dollars and as a percentage of total loans are as follows:

	(000s omitted for dollars)
		Percentage
		of total
Loan Category	Amount	loans

Commercial, financial and agricultural	$76,700	84.8%

Real estate-construction	2,378	2.6%

Real estate-mortgage	9,007	9.9%

Installment loans to individuals	272	0.3%

Lease financing	2,169	2.4%

Total loans	$90,526	100.0%

Note: There were no agricultural loans as of September 30, 2000

The change in mix and size of the loan portfolio from September 30, 1999 to September 30, 2000 has not increased the proportionate level of credit risk in the loan portfolio. Management continues to strengthen the credit underwriting and approval processes in anticipation of a future economic downturn. Management believes that the level of risk in the current loan portfolio is, on a relative basis, no greater than in the past.

At September 30, 2000 there were $230,000 in non-accruing loans. Four loans amounting to $24,000 were charged off against reserves during the first nine months of 2000. There were $998,000 in accruing loans past due 30 days or more: $451,000 past due 30 to 59 days, $101,000 past due 60 to 89 days and $446,000 past due 90 days or more. Management fully expects that diligent servicing of these loans will minimize delinquencies.

Total loan loss reserves of $2,008,000 at September 30, 2000 were 2.22% of total loans, which included $650,000 in specific allowances. The following highlights the allocations of allowances for loan losses as of September 30, 2000.

	(000s omitted for dollars)
	Loan loss		Percent of loan
	allowance	Loan amounts	loss allowance
	amount	outstanding	to loan amounts
Domestic:

Commercial, financial and agricultural	$1,398	$76,700	1.82%

Real estate-construction	30	2,378	1.26%

Real estate-mortgage	285	9,007	3.16%

Installment loans to individuals	4	272	1.47%

Lease financing	27	2,169	1.25%

Foreign	—	—	0.00%

Off-balance sheet items,Y2K issues, and unallocated	264	—	n/a

Total	$2,008	$90,526	2.22%

Note: There were no agricultural loans as of September 30, 2000

In management’s opinion, the total loan reserve position is adequate relative to the overall quality of the loan portfolio.

Liquidity and Capital Resources

Michigan Heritage Bank’s current cash projections as of September 30, 2000 indicate adequate cash balances. The Bank has additional line of credit facilities with national lending institutions to add funding capacity. Bank management also has established a network of banks that can be used to sell or participate a portion of the Bank’s loan portfolio. These techniques allow the Bank to service its business relationships and generate fee and servicing revenue.

The Company’s liquidity remained adequate during the 12-month period ended September 30, 2000. Michigan Heritage Bancorp had $12,008,000 in cash and cash equivalents as of September 30, 2000 including $4,003,000 in interest bearing deposits in other banks and $6,500,000 in Federal funds sold. The Bank has proven its ability to attract deposits and build a stable deposit base from which to fund loans. In addition, during the third quarter of 2000, the Bank became a member of the Federal Home Loan Bank of Indianapolis, Indiana. The Bank is now able to utilize various funding products available from the Federal Home Loan Bank in addition to deposits.

Michigan Heritage Bank is subject to various regulatory capital requirements. To be considered adequately-capitalized or well-capitalized, Michigan Heritage Bank must maintain a Tier 1 leverage capital ratio of 4.0% and 5.0%, respectively. The Bank’s Tier 1 leverage capital ratios were 10.3% and 9.7% at September 30, 2000 and September 30, 1999, respectively. Michigan Heritage Bank plans to remain well-capitalized on an ongoing basis.

Year 2000 Disclosures

The Company, which has not experienced any Y2K issues to date, has been operating normally with expected deposit levels. No Y2K issues with either vendors or customers have become apparent and the Bank is not aware of any future Y2K significant contingencies involving either vendors or customers. There were no capital expenditures postponed in preparing for Y2K.

PART II—OTHER INFORMATION

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

MICHIGAN HERITAGE BANCORP, INC.

By:	/s/ Anthony S. Albanese Anthony S. Albanese President and Chief Operating Officer

And:	/s/ Darryle J. Parker Darryle J. Parker Secretary, Treasurer, and Chief Financial Officer (Duly authorized officer)

DATED: November 8, 2000

EXHIBIT INDEX

Exhibit	Description

27	Financial Data Schedule (EDGAR filing only)