Form 10KSB
period 2000-12-31
MICHIGAN HERITAGE BANCORP INC
filed 2001-03-21
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
DECEMBER 31, 2000

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 333-17317

MICHIGAN HERITAGE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-3318018

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

28300 Orchard Lake Road, Suite 200, Farmington Hills, MI 48334
(Address of principal executive offices with zip code)

248-538-2525
(Registrant’s telephone number, including area code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer’s revenues for its most recently completed fiscal year: $9,972,000

The aggregate market value of the voting and no-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 2, 2001, was $7,816,011.

As of March 2, 2001, there were 1,488,764 shares of Common Stock of the Issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes: No:

Portions of the registrant’s Proxy Statement for its 2000 Annual Meeting of Shareholders to be held April 19, 2001, to the extent expressly so stated herein, are incorporated by reference into Part III of this Report.

PRELIMINARY NOTE: The Company wishes to caution readers not to place undue reliance on any “forward-looking statements” contained in the following discussion, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events of circumstances after the date of such statements.

PART I

Item 1. Description of Business.

General

Michigan Heritage Bancorp, Inc. (the “Company”) was incorporated in 1989 as a Michigan corporation and was inactive from the time of its formation until November 1996. Michigan Heritage Bank, the Company’s wholly-owned subsidiary (the “Bank”), is a Michigan banking corporation with depository accounts insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The Bank provides a range of commercial and consumer banking services primarily in Oakland and western Wayne counties including Novi, Farmington, Farmington Hills, Livonia, Northville, Northville Township, and Troy.

The Bank’s present lending activities are primarily focused on commercial equipment financing and commercial term loans to businesses secured by the assets of the borrower. The Bank originates loans both directly and through third party referral sources such as leasing companies and mortgage brokers, many of whom are known to management. The bank’s retail strategy focuses on single-family mortgage loans, home equity loans, and, to a lesser extent, other forms of consumer lending. The Bank offers ATM cards, competitive rates on various deposit products and other attractive products and services. The Bank is also scheduled to offer Telebanking during the second quarter of 2001. These services reflect the Bank’s intended strategy of serving small- to medium-sized businesses and individual customers in its market area.

The Bank’s main office is currently located along the rapidly developing Haggerty Road corridor in the southeast corner of Novi, Michigan. The Bank leases and has renovated a former bank branch building. The communities that comprise the Bank’s primary service area are Novi, Farmington, Farmington Hills, Livonia, Northville, Northville Township, and Troy. Management believes these communities have an expanding and diverse economic base, which includes a wide range of small- to medium-sized businesses engaged in manufacturing, high technology research and development, computer services and retail. The Bank’s secondary service area is the remaining portions of Oakland County and Wayne County not included within the primary service area.

In January 1999, the Company opened its second branch location in Troy, Michigan. The branch office is leased with leasehold improvements of approximately $80,000. Furniture and equipment purchased for the new location was approximately $50,000.

The headquarters for both the Company and the Bank was relocated to the northeast area of Farmington Hills in December 1999. Leasehold improvements, furniture and equipment for the new headquarters were approximately $400,000. The Bank entered into a 15 year lease at approximately $220,000 annual rent net of rental income.

In January 2000, the Company opened its third branch on the first floor of the Bank’s new headquarters in Farmington Hills, Michigan. The branch office located in the new building is leased with minimal leasehold improvements. Furniture and equipment purchased for the new location was approximately $24,000.

Lending

The Bank’s lending activities include commercial equipment leases, direct financing leases, commercial loans, commercial real estate loans, residential mortgage loans, home equity loans, and consumer installment loans. The Bank considers a loan impaired when it is probable that all interest and principal will not be collected. For the period ended December 31, 2000, impaired loans were $265,000 resulting from six commercial loan customers. Specific allowances for impaired loans were $124,000 at year-end 2000. Management believes the total specific allowances for impaired loans will adequately provide for expected charge-offs. Management is not aware of any other potential problem loans which could have a material effect on the Bank’s operating results, liquidity, or capital resources. Furthermore, except as noted, management is not aware of any other factors that it believes would cause future net loan charge-offs, in total and by loan category, to significantly differ from those experienced by institutions of similar size.

The following table sets forth outstanding loan balances at December 31, 2000 and 1999, by category of loan.

	($ in 000s)
	Amount as of December 31,

Type of Loan	2000	1999

Commercial, financial and agricultural	$76,804	$74,005

Real estate—construction	2,985	417

Real estate—mortgage	11,349	4,677

Home equity	1,865	1,657

Installment loans to individuals	301	166

Lease financing	1,833	948

Total loans	$95,137	$81,870

The Bank has made only domestic loans.

Allowance for Loan Losses
The following table summarizes changes in the allowance for loan and lease losses arising from additions to the allowance which have been charged to expense, selected ratios, and the allocation of the allowance for loan losses.

	($ in 000s)
	Amount as of December 31,

	2000	1999

Average loans outstanding	85,789	82,523

Total loans at year end	95,137	81,870

Allowance for loan losses at beginning of period	1,987	1,816

Provision charged to expense	60	1,072

Loan charge-offs during the period	160	969

Loan recoveries during the period	0	68

Allowance for loan losses at end of year	1,887	1,987

Ratio of net charge-offs during the period to average loans outstanding	0.19%	1.09%

Allowance for loan losses as a percentage of loans at period end	1.98%	2.43%

Specific allowance for impaired loans	124	63

Unallocated allowance	1,763	1,924

Total allowance for loan losses	1,887	1,987

In each accounting period, the allowance for loan and lease losses is adjusted by management to the amount necessary to maintain the allowance at adequate levels. Through its credit department, management attempts to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management’s evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the portfolio and general economic conditions.

The primary risk element considered by management with respect to each installment and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor’s rights in order to preserve the Bank’s position. The primary risk elements with respect to commercial loans and leases are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing periodic financial statements from its commercial loan and lease customers. There can be no assurance that the Bank will not sustain losses in any given period which could be substantial in relation to the size of the allowance for loan and lease losses.

Deposits

The following summarizes certain information regarding deposits with the Bank.

	($ in 000s)
	For the Year Ended December 31,

	2000		1999

	Average	Rate	Average	Rate
Type of Deposit	Amount	Paid (%)	Amount	Paid (%)

Noninterest bearing demand deposits	1,858	0.00	1,670	0.00

Interest bearing checking and money market deposits	9,084	4.58	8,001	4.50

Savings deposits	19	3.00	36	2.78

Time deposits	86,251	6.14	82,041	5.63

Total deposits	97,212	5.88	91,748	5.43

The Bank has no foreign banking offices.

Company Selected Financial Information

The following table contains selected financial information for the Company:

	($ in 000s except per share data)

For the years ended December 31,	2000	1999	1998	1997	1996

Net interest income before provision for loan losses	$4,083	$3,403	$2,440	$896	$1

Net income	$504	$475	$(113)	$(602)	$(68)

Net income per fully diluted share of common stock	$0.34	$0.36	$(0.09)	$(0.57)	n/a

Cash dividends declared per common share of stock	—	—	—	—	—

Dividend payout ratio	n/a	n/a	n/a	n/a	n/a

Total assets at year-end	$120,568	$108,887	$100,267	$51,438	$244

Total stockholders’ equity at year-end	$12,323	$11,718	$10,041	$10,145	$(68)

Total average assets	$110,036	$102,935	$74,321	$26,220	$122

Total average stockholders’ equity	$12,010	$10,566	$10,358	$8,591	$(34)

Return on average total assets	0.46%	0.46%	-0.15%	-2.30%

Return on average stockholders’ equity	4.20%	4.50%	-1.09%	-7.01%

Average equity to average assets	10.91%	10.26%	13.94%	32.77%

Supervision and Regulation

The Company is a registered bank holding company and, as such, is subject to the supervision of and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (“BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board and is required to file periodic reports of its operations and such additional information as the Federal Reserve Board may require. The Company is also required to file periodic reports with, and otherwise comply with the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

In accordance with Federal Reserve Board policy, the Company acts as a source of financial strength to the Bank and is expected to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. In addition, in certain circumstances, a Michigan state bank having impaired capital may be required by the Commissioner of the Michigan Office of Financial and Insurance Services of the State of Michigan (the “Commissioner”) either to restore the bank’s capital by a special assessment upon its shareholders or to initiate the liquidation of the bank.

The Bank is a Michigan banking corporation and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”) under the Bank Insurance Fund. As a FDIC-insured, Michigan-chartered bank, and a member of the Federal Reserve System, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the Federal Reserve Board, as the Bank’s primary federal regulator. These agencies and federal and state law extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts and the safety and soundness of banking practices.

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

Employees

At December 31, 2000, the Company employed 32 people on a full-time basis including 2 customer service representatives in training for the Bank’s new Farmington Hills branch that opened in January 2000. Over the next 12 months the Bank expects to add 7 full-time people: 1 full-time commercial loan officer and 6 full-time mortgage employees—3 of which are primarily commission only mortgage originators. Additional mortgage originators may be added primarily on a commission only basis.

Competition

The Company and the Bank face strong competition for deposits, loans and other financial services from numerous Michigan and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, equipment leasing companies, insurance companies, mutual funds, and other lending sources and investment alternatives. Some of the financial institutions and financial service organizations with which the Bank will compete are not subject to the same degree of regulation as the Bank. Many of the financial institutions aggressively compete for business in the Bank’s market areas. Many of these competitors have been in business for many years, have established customer bases, have substantially higher lending limits than the Bank, are larger and will be able to offer certain services that the Bank does not expect to provide in the foreseeable future, including trust services, and international banking services. In addition, most of these entities have greater capital resources than the Bank which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than could the Bank.

Item 2. Description of Properties.

The Bank leases a 3,000 square foot building at 21211 Haggerty Road, Novi, Michigan 48375 for use as its main banking office. The Company also used the same building as its headquarters from inception until December 1999. The lease term extends until June 30, 2002, at an annual rent of $45,000. The building was originally built in 1988 to be a bank branch and has one drive-up window and three drive-up bays. The building has substantial on-site parking. There is one entrance/exit on Haggerty Road as well as a rear exit to Orchard Hill Place. Access to the main office is available to Oakland and Wayne County residents by using I-275, I-96, I-696, and Grand River Avenue.

The Bank opened its first branch in January 1999, with 1,500 square feet of office space within a strip mall at 1917 East Big Beaver Road, Troy, MI 48083. The lease extends until January 18, 2004, at an annual rent of $32,000. The branch has two teller windows, two customer service desks, a mutual funds room, and a conference room.

The Bank signed a 15 year lease for approximately 10,000 square feet for a new headquarters in Farmington Hills, Michigan which was occupied during December 1999. The lease extends until June 30, 2014. Additional costs for furniture, equipment and leasehold improvements for the new headquarters were approximately $400,000. The annual rent, net of rental income, is approximately $220,000.

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

PART II

Item 5. Market for Common Stock and Related Stockholder Matters.

The Company’s common stock is traded in the over-the-counter market and quotations are reported on the OTC Bulletin Board under the symbol “MHBC.” There were approximately 70 holders of record as of December 31, 2000. Included among the 70 holders of record are investment firms with an undetermined number of clients owning the Company’s common stock. The Company paid a 10% common stock dividend on June 15, 1998. There were no cash dividends paid during 2000, 1999, 1998 or 1997.

The Company completed a rights offering to existing shareholders in October 1999. Up to 500,000 shares of common stock were offered for sale in order to contribute additional capital to Michigan Heritage Bank. The shares were offered for a limited period of time exclusively to shareholders of Michigan Heritage Bancorp, Inc. at $6.00 per share. Shareholders were entitled to purchase one share for each three shares they owned on July 14, 1999. The common stock offering to existing shareholders began on July 30, 1999 and ended on October 1, 1999. A total of 223,765 shares of common stock were sold resulting in $1,248,000 in additional capital after payment of offering expenses. The number of shares of common stock now outstanding after the rights offering is 1,488,764.

The following sets forth the quarterly high and low bid price per share during each of the four quarters in 2000, 1999, 1998 and 1997 (since the date of the Company’s public offering). These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

		High	/	Low

2000	4th Quarter	$4.38	/	$3.94

	3rd Quarter	$4.88	/	$3.94

	2nd Quarter	$5.50	/	$3.13

	1st Quarter	$4.88	/	$3.25

1999	4th Quarter	$6.00	/	$3.13

	3rd Quarter	$7.00	/	$5.00

	2nd Quarter	$7.75	/	$5.75

	1st Quarter	$9.88	/	$6.75

1998	4th Quarter	$10.50	/	$8.00

	3rd Quarter	$12.00	/	$9.00

	2nd Quarter	$13.18	/	$12.00

	1st Quarter	$13.18	/	$9.77

1997	4th Quarter	$11.82	/	$9.09

	3rd Quarter	$12.05	/	$8.41

	2nd Quarter	$9.77	/	$8.41

	1st Quarter	$9.77	/	$8.86

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion addresses material factors affecting the financial condition and results of the Company. This discussion should be read in conjunction with the audited financial statements, footnotes and supplemental financial data presented elsewhere in this report.

The Company was in the development stage during 1996 and the first two months and nine days of 1997. The Company completed an initial public offering of common stock during February and March 1997. On March 10, 1997, Michigan Heritage Bank opened for business. As of December 31, 2000, the Bank had been operational almost 46 months and has completed its third full fiscal year of operations.

Results of Operations

Year 2000 Compared to Year 1999
The Company earned $504,000 in net profits for 2000, a $29,000 improvement over 1999. Net interest income after provision for loan losses increased by $1,692,000 or 73% to $4,023,000 for 2000 due to increases in both the volume and net interest margin of average earning assets and a reduction in the provision for loan loss expense. Other income decreased by $1,933,000 to $177,000 due primarily to reductions in operating lease rental income, gain on sale of the operating lease equipment, and gain on sale of loans. Other expenses decreased by $215,000 to $3,463,000. Increases in salaries and employee benefits and occupancy expense were more than compensated by reductions in depreciation of property on operating lease and provision of other asset losses. Quarterly net profits for 2000 were $130,000, $123,000, $117,000, and $134,000 for the first, second, third, and fourth quarters, respectively.

Year 1999 Compared to Year 1998
The Company earned $475,000 in net profits for 1999, a $588,000 improvement over 1998. The $588,000 improvement resulted primarily from earning asset growth which netted an additional $1,240,000 in net interest income after provision for loan losses. Also, other income increased $1,523,000 mostly due to operating lease rental income, gain on sale of operating lease equipment, and gains on loans sold. These increases to income were offset partially by a $1,622,000 increase in other expenses due mostly to growth. Provision for federal income taxes applicable to operating income increased $653,000. Quarterly net profits for 1999 were $114,000, $120,000, $111,000, and $130,000 for the first, second, third, and fourth quarters, respectively.

The Company earned its first monthly profit in January 1998, which was only its 10th full month of operation. This quick breakeven result is attributable directly to controlled growth of both deposit and loan portfolios coupled with lower than average overhead expense. Quarterly profits for the first three quarters of 1998 were $73,000 for the first quarter, $78,000 for the second quarter, and $106,000 for the third quarter. The fourth quarter of 1998 incurred a $370,000 net loss due primarily to a pretax adjustment of $795,000 ($525,000 net of tax) in additional provision for possible loan losses due to a single customer that filed for protection under the bankruptcy laws, which is not indicative of the overall loan portfolio, and a pretax charge of $100,000 ($66,000 net of tax) in organizational costs expensed due to a change in an accounting principle. The net result for 1998, the Company’s first full fiscal year of operation, was a net loss of only $113,000.

Quarterly Summary
The Company’s quarterly consolidated net interest income before provision for loan losses, operating income, net income, and net earnings (loss) per share are summarized below for years 2000, 1999, and 1998. Total operating income is net interest income after provision for loan losses plus other operating income. The addition of 223,765 shares of common stock from a rights offering of common stock completed in October 1999 affected net earnings per share in the fourth quarter of 1999. The fourth quarter of 1998 includes a $66,000 expense net of tax due to a change in an accounting principle.

	($ in 000s Except per Share Earnings)

	2000	1999	1998

Net Interest Income Before

Provision for Loan Losses

1st Quarter	$980	$854	$479

2nd Quarter	1,039	857	581

3rd Quarter	1,000	827	668

4th Quarter	1,064	865	712

Total Net Interest Income	$4,083	$3,403	$2,440

Total Operating Income

1st Quarter	$1,006	$1,031	$403

2nd Quarter	1,052	956	462

3rd Quarter	1,027	1,188	724

4th Quarter	1,115	1,266	89

Total Operating Income	$4,200	$4,441	$1,678

Consolidated Net Income

1st Quarter	$130	$114	$73

2nd Quarter	123	120	78

3rd Quarter	117	111	106

4th Quarter	134	130	(370)

Total Net Income	$504	$475	$(113)

Net Earnings (Loss) per Share

1st Quarter	$0.09	$0.09	$0.06

2nd Quarter	0.08	0.09	0.06

3rd Quarter	0.08	0.09	0.08

4th Quarter	0.09	0.09	(0.29)

Total Net Earnings (Loss) per Share	$0.34	$0.36	$(0.09)

Return on Average Equity and Average Assets
For 2000, the return on average equity was 4.20% compared to 4.50% for 1999 and -1.09% for 1998. The return for average assets for both 2000 and 1999 was 0.46% and -0.15% for 1998. While there have been no cash dividends paid to date, the Board of Directors declared and distributed a 10% common stock dividend during the second quarter of 1998.

Balance Sheet Comparisons at Year End—2000 Compared to 1999
The Company’s total assets at December 31, 2000 were $120,568,000 compared to $108,887,000 at the end of 1999, an increase of $11,681,000 or 11%. Total loans increased by $13,267,000 or 16% to $95,137,000 at the end of 2000. The loan increase was funded primarily by deposits which increased by $10,706,000 or 11% to a 2000 year-end balance of $106,660,000. Cash and cash equivalents were $12,652,000 at the end of 2000, a decrease of $5,536,000 from 1999 year-end. The $5,536,000 decrease was reallocated to longer term investments and loans.

As of December 31, 2000, the Bank had reserves for possible loan losses of 1.98% of total loans outstanding. This reserve is, in management’s opinion, a conservative loan reserve position relative to the overall quality of the loan portfolio. At 2000 year-end, specific allowances of $124,000 were allocated for impaired loans classified by management of $265,000. At the end of 1999, specific allowances of $63,000 were allocated for impaired loans classified by management of $113,000. During 2000, there were $160,000 in net loan charge-offs. In 1999, there were $901,000 in net loan charge-offs primarily due to a single customer situation. There were no loan charge-offs during 1998 or 1997.

The Bank’s loan portfolio at the end of 2000 and 1999 by category and as a percentage of total loans outstanding is summarized below.

	($ in 000s)
	December 31,

	2000		1999

		% of		% of
Type of Loan	Outstanding	Total	Outstanding	Total

Commercial loans discounted	$56,937	59.9%	$58,269	71.1%

Commercial loans direct	5,091	5.4%	8,103	9.9%

Commercial lines of credit	6,691	7.0%	5,371	6.6%

Commercial real estate	8,085	8.5%	2,262	2.8%

Real estate—construction	2,985	3.1%	417	0.5%

Real estate—mortgage	11,349	11.9%	4,677	5.7%

Home equity	1,865	2.0%	1,657	2.0%

Installment loans and other	301	0.3%	166	0.2%

Lease financing	1,833	1.9%	948	1.2%

Total loans	$95,137	100.0%	$81,870	100.0%

Loans were funded primarily by deposits consisting mostly of time deposits which represented 91% of total deposits at 2000 year-end compared to 86% of total deposits at 1999 year-end. Additional loan information can be found elsewhere in this report in the Notes to Consolidated Financial Statements.

Net Interest Income Analysis
The largest source of the Company’s revenues is net interest income. Net interest income is the spread between interest income on loans and investments and interest expense on deposits and borrowed funds. Two statistics used to measure net interest income are (1) net interest spread and (2) net interest margin. Net interest spread is the difference between the average yield on interest-earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin is expressed as net interest income divided by average interest-earning assets. Net interest margin is greater than net interest spread due to the interest income earned on interest-earning assets funded by non-interest-bearing liabilities such as non-interest bearing demand deposits, escrow accounts and stockholders’ equity.

The following table presents the Company’s average balance sheets, net interest spread and net interest margin for the three years ended December 31, 2000, 1999, and 1998. Net interest income for 2000 increased $680,000 or 20% to $4,083,000 as compared to $3,403,000 for 1999. Net interest income for 1999 increased $963,000 or 39% to $3,403,000 as compared to $2,440,000 for 1998.

Consolidated Average Balance Sheets
and Analysis of Net Interest Income
(Taxable Equivalent Basis)
For the Years Ended December 31,	2000			1999
($ in 000s)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Assets

Interest bearing balances in other banks	$3,398	$211	6.21%	$3,574	$182	5.09%

Federal funds sold	6,556	408	6.22	8,156	409	5.01

Investment securities	13,243	866	6.54	5,872	322	5.48

Loans	85,789	8,310	9.69	82,523	7,473	9.06

Total earning assets	108,986	9,795	8.99	100,125	8,386	8.38

Cash and due from banks	945			811

Allowance for loan losses	(1,988)			(1,682)

Operating lease equipment, net	—			1,831

Other assets	2,093			1,850

Total assets	$110,036			$102,935

Liabilities and Stockholders’ Equity

Interest on checking and

Money market deposit accounts	$9,084	$416	4.58%	$8,001	$360	4.50%

Savings deposits	19	1	3.00	36	1	2.78

Other time deposits less than $100,000	57,831	3,487	6.03	60,059	3,362	5.60

Time deposits $100,000 and greater	28,420	1,808	6.36	21,982	1,259	5.73

Borrowed funds	4	0	6.88	14	1	5.25

Total interest bearing liabilities	95,358	5,712	5.99	90,092	4,983	5.53

Other deposits, non-interest bearing	1,858			1,670

Other liabilities	810			607

Stockholders’ equity	12,010			10,566

Total liabilities and stockholders’ equity	$110,036			$102,935

Net interest income		$4,083			$3,403

Net interest rate spread			3.00%			2.85%

Cost of earning assets			5.24%			4.98%

Net interest margin			3.75%			3.40%

Net interest-earning assets to interest-bearing liabilities	114%			111%

Net income after taxes	$504			$475

Return on equity	4.20%			4.50%

Return on assets	0.46%			0.46%

Dividend payout ratio	—%			—%

Equity to assets ratio	10.91%			10.26%

[Additional columns below]

[Continued from above table, first column(s) repeated]

Consolidated Average Balance Sheets
and Analysis of Net Interest Income
(Taxable Equivalent Basis)
For the Years Ended December 31,	1998
($ in 000s)
			Average
	Average		Yield/
	Balance	Interest	Rate

Assets

Interest bearing balances in other banks	$2,743	$146	5.32%

Federal funds sold	4,198	224	5.34

Investment securities	12,231	685	5.60

Loans	53,368	5,051	9.46

Total earning assets	72,540	6,106	8.42

Cash and due from banks	558

Allowance for loan losses	(694)

Operating lease equipment, net	858

Other assets	1,059

Total assets	$74,321

Liabilities and Stockholders’ Equity

Interest on checking and

Money market deposit accounts	$5,632	$273	4.85%

Savings deposits	66	2	3.03

Other time deposits less than $100,000	40,253	2,393	5.94

Time deposits $100,000 and greater	16,787	998	5.95

Borrowed funds	5	0	5.25

Total interest bearing liabilities	62,743	3,666	5.84

Other deposits, non-interest bearing	753

Other liabilities	467

Stockholders’ equity	10,358

Total liabilities and stockholders’ equity	$74,321

Net interest income		$2,440

Net interest rate spread			2.58%

Cost of earning assets			5.05%

Net interest margin			3.37%

Net interest-earning assets to interest-bearing liabilities	116%

Net income after taxes	$(113)

Return on equity	-1.09%

Return on assets	-0.15%

Dividend payout ratio	—%

Equity to assets ratio	13.94%

The 3.75% net interest margin for 2000 is a 35 bps increase from the 3.40% net interest margin for 1999. The 3.40% net interest margin for 1999 is a 3 bps increase from the 3.37% net interest margin for 1998. While the yield on earning assets went up 61 bps in 2000, the cost of earning assets also went up 26 bps to 5.24% in 2000 compared to 4.98% in 1999 primarily due to higher costs of time deposits in 2000 compared to 1999. While the yield on earning assets went down 4 bps in 1999, the cost of earning assets also went down 7 bps, 4.98% in 1999 compared to 5.05% in 1998 primarily due to lower costs of interest bearing liabilities in 1999 compared to 1998 and, to a lesser extent, additional capital from the rights offering completed in October 1999. The ratio of net interest-bearing assets to interest-bearing liabilities was 114%, 111%, and 116% for 2000, 1999, and 1998, respectively.

The net interest spread for 2000 of 3.00% increased 0.15% or 15 basis points (“bps”) over the 2.85% spread for 1999. The net interest spread for 1999 of 2.85% increased 0.27% or 27 bps over the 2.58% spread for 1998. The 2000 average yield on earning assets of 8.99% increased 61 bps from 1999 primarily due to the change in mix of earning assets and higher yields. The 1999 average yield on earning assets of 8.38% decreased 4 bps from 1998 primarily due to the change in mix of earning assets and lower loan yields. The 5.99% cost of interest-bearing liabilities for 2000 increased 46 bps from 5.53% in 1999 due primarily to higher costing time deposits in 2000. The 5.53% cost of interest-bearing liabilities for 1999 decreased 31 bps from 5.84% in 1998 due primarily to higher costing time deposits being repriced at lower rates in 1999 and new time deposits being acquired at rates lower than existing time deposits. The cost of interest-bearing liabilities for 2000, 1999, and 1998 reflect slightly higher market rates being paid on time deposits. These higher rates were paid to attract and retain depositors since the Bank is relatively new. The Bank also does not yet have an extensive branch network, with corresponding higher operating expenses, to draw deposits which creates additional pressure to pay higher rates to attract deposits.

An analysis of the Company’s changes in net interest income is presented in the next table. The $680,000 net interest income increase in 2000 resulted primarily from a $320,000 increase due to increases in average balances, $318,000 increase due to changes in yields received on earning assets and rates paid on funds provided, and a $42,000 increase due to a change in the mix. The $963,000 net interest income increase in 1999 resulted primarily from a $1,058,000 increase due to increases in average balances partially offset by a $95,000 decrease due to changes in both yield/rate and mix. Loan fee income included in loan interest income was $501,000, $276,000, and $189,000 for 2000, 1999, and 1998, respectively. Nonaccrual loans had an insignificant effect on net interest income due to the average amount of nonaccrual loans being insignificant for 2000, 1999 and 1998.

Analysis of Net Interest Income Changes	2000 Compared to 1999				1999 Compared to 1998
(Taxable Equivalent Basis)
($ in 000s)	Volume &				Volume &
	Yield/Rate				Yield/Rate
	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total

Increase (Decrease) in Interest Income

Interest bearing balances in other banks	$(9)	$40	$(2)	$29	$44	$(6)	$(2)	$36

Federal funds sold	(80)	99	(20)	(1)	211	(13)	(13)	185

Taxable investment securities	404	62	78	544	(356)	(14)	7	(363)

Loans	296	521	20	837	2,759	(218)	(119)	2,422

Total interest income change	611	722	76	1,409	2,658	(251)	(127)	2,280

Increase (Decrease) in Interest Expense

Interest on checking and Money market deposit accounts	49	6	1	56	115	(20)	(8)	87

Savings deposits	—	—	—	—	(1)	—	—	(1)

Other time deposits less than $100,000	(125)	259	(9)	125	1,177	(140)	(68)	969

Time deposits $100,000 and greater	368	139	42	549	308	(37)	(10)	261

Borrowed funds	(1)	—	—	(1)	1	—	—	1

Total interest expense change	291	404	34	729	1,600	(197)	(86)	1,317

Net interest income change	$320	$318	$42	$680	$1,058	$(54)	$(41)	$963

A time deposit maturity analysis as of December 31, 2000 is presented in the following table.

Time Deposit Maturity Analysis	Under	$100,000
As of December 31, 2000	$100,000	and over

Due in three months or less	$12,525	$5,430

Due over three months through six months	11,202	6,920

Due over six months through twelve months	23,703	7,716

Due over twelve months	10,951	18,083

Total time deposits	$58,381	$38,149

The following table summarizes on a consolidated basis, investments as of December 31, 2000 and 1999. The amortized cost of securities increased by $3,217,000 or 37% ($11,980,00 for year-end 2000 compared to $8,763,000 for year-end 1999) and the overall yield at year-end increased 19 bps (6.66% for 2000 compared to 6.47% for 1999). This increase was primarily due to a portion of cash and cash equivalents at 1999 year-end being reinvested into longer term and higher yielding investments during 2000.

Consolidated Investment Maturity Analysis
As of December 31, 2000 and 1999 (Taxable Equivalent Basis)
($ in 000s)

	December 31, 2000

	Available for Sale (a)

	U.S. Treasury and
	other government		Federal Reserve
	agencies, municipals,		Bank and Federal
	corporations, and		Home Loan Bank
	commercial paper		Stock (b)

	Amortized		Amortized
	Cost	Yield	Cost	Yield

Due in one year or less	$5,289	6.52%	$419	6.56%

Due after one year through five years	4,670	6.80	—	—

Due after five years through ten years	852	6.96	—	—

Due after ten years	1,170	6.58	—	—

Total	$11,981	6.66%	$419	6.56%

	December 31, 1999

	Available for Sale (a)

	U.S. Treasury and
	other government
	agencies, municipals,
	corporations, and		Federal Reserve
	commercial paper		Bank Stock (b)

	Amortized		Amortized
	Cost	Yield	Cost	Yield

Due in one year or less	$2,490	6.19%	$294	6.00%

Due after one year through five years	4,720	6.58	—	—

Due after five years through ten years	552	6.91	—	—

Due after ten years	1,000	6.38	—	—

Total	$8,762	6.47%	$294	6.00%

(a)	There were no securities Held to Maturity as of December 31, 2000 and 1999. Expected maturities will differ from contractual maturities. Issuers may have the right to call or prepay obligations.

(b)	The dividend yield on Federal Reserve Bank Stock has historically been 6.00% and the dividend yield on Federal Home Loan Bank Stock has historically been approximately 8.00%.

Other Income Analysis

Other income decreased by $1,933,000 to $177,000 for the year 2000 resulting primarily from the termination of an operating lease and sale of the related operating lease equipment in December 1999. In 1999, the Company reported $1,236,000 of operating lease rental income from this lease and realized a gain on sale of the equipment of $500,000. Gain on sale of loans also decreased by $198,000 due to less loans sold in 2000 as compared to 1999 and other income increased by $1,000.

Other income of $2,110,000 for 1999 increased $1,523,000 over 1998, due primarily to three areas. There was a $721,000 increase in rental income from an operating lease acquired during 1998. There was also a $500,000 gain on the above operating lease disposed of in December 1999. In addition, there was a $264,000 gain on loans sold in 1999—there were no loans sold in 1998. The remaining $38,000 increase in other income for 1999 principally consisted of loan servicing fees, service charges on deposit accounts and float income from an outside vendor for cashiers checks sold.

Other Expense Analysis

In 2000, other expenses decreased by $215,000 to $3,463,000. Salaries and employee benefits increased by $528,000 to $1,901,000 due primarily to a net of 7 additional employees added in 2000, and increases in commission and employee insurance expense. Occupancy expense increased by $224,000 to $406,000 due to additional overhead expenses relating to the new headquarters the Bank moved into in December 1999 and the third branch which opened in January 2000. However, depreciation of property on operating lease decreased by $974,000 due to the sale of the operating lease equipment in December 1999. Other expenses increased by a net $7,000. Federal income taxes decreased by $55,000 due partially to tax exempt income in 2000—there was no tax exempt income in 1999.

Other expense for 1999 was $3,678,000 which represents a $1,622,000 increase over 1998. Salaries and employee benefits increased $463,000 due to a net of 9 additional employees being added during 1999, accrued bonuses, and 401(k) match. Depreciation on property for the Bank’s operating lease acquired during 1998 increased $531,000. Occupancy and other equipment expense increased by $159,000 due to additional office rental and equipment depreciation expense. Professional fees increased by $134,000 mostly due to additional legal fees. Other assets provision for 1999 was $120,000 net of asset recoveries due to equipment repossessed and adjusted to market. There was no repossessed equipment in 1998. Data processing fees and marketing expense went up $15,000 and $30,000, respectively, due to additional volume. Remaining other expenses increased a net of $170,000 primarily due to additional Michigan single business tax, telephone expense, FDIC assessment, office supplies and printing.

Liquidity and Capital Resources

The Company’s current cash projections indicate adequate cash balances as of December 31, 2000. The Bank has credit facilities with national lending institutions to add funding capacity through overnight borrowings. Management has also established a network of banks that can be used to sell or participate a portion of its loan portfolio. These techniques allow the Bank to service its business relationships and generate fee and servicing revenue.

The Company’s liquidity remained adequate throughout 2000. As of December 31, 2000, the Bank had $12,652,000 in cash and cash equivalents including $7,400,000 in federal funds sold and $3,981,000 in interest-bearing balances in other banks which are immediately available assets. In addition, investment securities with a total book value of $12,078,000 are all available for sale. The Bank has also proven its ability to attract deposits and build a stable deposit base from which to fund loans. In addition, during the third quarter of 2000, the Bank became a member of the Federal Home Loan Bank of Indianapolis, Indiana. The Bank is now able to utilize various funding products available from the Federal Home Loan Bank in addition to deposits.

The Bank is subject to various regulatory capital requirements and as a “de novo” or start-up bank, the minimum for the Tier 1 leverage ratio is 9.0%. Normally, to be considered “adequately-capitalized” or “well-capitalized,” the Bank must maintain a capital leverage ratio of 4.0% or 5.0%, respectively. The Bank’s Tier 1 leverage ratios were 9.5% and 10.2% at December 31, 2000 and 1999, respectively. The Bank plans on maintaining at least a 9.0% Tier 1 leverage ratio throughout its de novo status and to remain well-capitalized thereafter. Additional information concerning capital is found in the Notes to Consolidated Financial Statements.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the              Exchange Act.

The information required by this Item is included in the Proxy Statement under the captions “Information about Directors and Nominees as Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is hereby incorporated herein by reference.

Item 10. Executive Compensation.

The information required by this Item is included in the Proxy Statement under the caption “Compensation of Executive Officers” and is hereby incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is included in the Proxy Statement under the caption “Stock Ownership of Certain Beneficial Owners and Management” and is hereby incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

The information required by this Item is included in the Proxy Statement under the caption “Related Party Transactions” and is hereby incorporated herein by reference.

Item 13. Exhibits, List and Reports on Form 8-K.

(a)	The following financial statements and financial statement schedules are filed with this report:

		Page
		Number

1.	Financial Statements:

	Report of Independent Auditors	19

	Consolidated Balance Sheets at December 31, 2000 and 1999	20

	Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2000, 1999 and 1998	21

	Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998	22

	Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998	23

	Notes to Consolidated Financial Statements	24

2.	Financial Statement Schedules: None

(b)	Reports on Form 8-K.

No current Reports on Form 8-K were filed during the quarter ended December 31, 2000.

(c) The Exhibits required to be filed as part of this Form 10-K are the following:

Exhibit No.	Description

3.1	Restated Articles of Incorporation, as amended to date (previously filed as Exhibit No. 3.1 to the Registrant’s Form SB-2 Registration Statement, File No. 333-17317, and incorporated herein by reference)

3.2	Bylaws, as amended to date (previously filed as Exhibit No. 3.2 to the Registrant’s Form SB-2 Registration Statement, File No. 333-17317, and incorporated herein by reference)

10.1*	Michigan Heritage Bancorp, Inc. 1997 Non-Employee Director Stock Option Plan (previously filed as Exhibit No. 10.1 to the Registrant’s Form SB-2 Registration Statement, File No. 333-17317, and incorporated herein by reference)

10.2*	Michigan Heritage Bancorp, Inc. 1997 Employee Stock Option Plan (previously filed as Exhibit No. 10.2 to the Registrant’s Form SB-2 Registration Statement, File No. 333-17317, and incorporated herein by reference)

11	Computation of Per Share Earnings (filed herewith)

*	Management contract or compensatory plan or arrangement.

Independent Auditor’s Report

To the Board of Directors and Stockholders
Michigan Heritage Bancorp, Inc.

We have audited the consolidated balance sheet of Michigan Heritage Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of changes in stockholders’ equity, operations, and cash flows for each year in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michigan Heritage Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each year in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.

Auburn Hills, Michigan
January 18, 2001

Michigan Heritage Bancorp, Inc.

Consolidated Balance Sheet
(000s omitted, except per share data)

	December 31

	2000	1999

Assets
Cash and Cash Equivalents

Cash and due from banks	$1,271	$1,240

Interest-bearing deposits with other banks	3,981	4,148

Federal funds sold	7,400	12,800

Total cash and cash equivalents	12,652	18,188

Securities Available for Sale (Note 2)	12,078	8,707

Federal Reserve Bank Stock — At cost	325	294

Federal Home Loan Bank Stock — At cost	94	—

Loans (Note 3)

Commercial	76,804	74,005

Direct financing leases (Note 5)	1,833	948

Real estate	14,334	5,094

Installment	301	166

Home equity	1,865	1,657

Total loans	95,137	81,870

Less allowance for loan losses (Note 4)	(1,887)	(1,987)

Net loans	93,250	79,883

Bank Premises and Equipment (Note 6)	842	763

Deferred Income Taxes (Note 8)	412	464

Interest Receivable and Other Assets	915	588

Total assets	$120,568	$108,887

Liabilities and Stockholders’ Equity

Liabilities

Deposits (Note 7):

Interest-bearing	$104,832	$92,863

Noninterest-bearing	1,828	3,091

Total deposits	106,660	95,954

Short-term borrowings	500	—

Interest payable and other liabilities	1,085	1,215

Total liabilities	108,245	97,169

Stockholders’ Equity

Preferred stock — No par value:

Authorized — 500,000 shares

Issued and outstanding — None	—	—

Common stock — No par value (Note 12):

Authorized — 4,500,000 shares

Issued and outstanding — 1,488,764 shares in 1999 and 2000	13,730	13,730

Accumulated deficit	(1,471)	(1,975)

Accumulated other comprehensive income (loss)	64	(37)

Total stockholders’ equity	12,323	11,718

Total liabilities and stockholders’ equity	$120,568	$108,887

See Notes to Consolidated
      Financial Statements.

Michigan Heritage Bancorp, Inc.

Consolidated Statement of Changes in Stockholders’ Equity
(000s omitted, except per share data)

				Accumulated
	Common			Other	Total
	Shares	Capital	Accumulated	Comprehensive	Stockholders'
	Outstanding	Stock	Deficit	Income (Loss)	Equity

Balance — January 1, 1998	1,150,000	$10,815	$(670)	$—	$10,145

Comprehensive loss:

Net loss	—	—	(113)	—	(113)

Change in net unrealized gain

on securities available for

sale, net of tax effect of $5	—	—	—	9	9

Total comprehensive loss					(104)

Stock dividend (Note 12)	114,999	1,667	(1,667)	—	—

Balance — December 31, 1998	1,264,999	12,482	(2,450)	9	10,041

Comprehensive income:

Net income	—	—	475	—	475

Change in net unrealized loss

on securities available for

sale, net of tax effect of $24	—	—	—	(46)	(46)

Total comprehensive income					429

Issuance of common stock	223,765	1,248	—	—	1,248

Balance — December 31, 1999	1,488,764	13,730	(1,975)	(37)	11,718

Comprehensive income:

Net income	—	—	504	—	504

Change in net unrealized gain

on securities available for

sale, net of tax effect of $52	—	—	—	101	101

Total comprehensive income	—	—	—	—	605

Balance — December 31, 2000	1,488,764	$13,730	$(1,471)	$64	$12,323

See Notes to Consolidated
      Financial Statements.

Michigan Heritage Bancorp, Inc.

Consolidated Statement of Operations
(000s omitted, except per share data)

	Year Ended December 31

	2000	1999	1998

Interest Income

Interest and fees on loans	$8,203	$7,403	$5,051

Interest and dividends on investments — Taxable	839	321	685

Interest on tax-exempt securities	27	1	—

Interest on federal funds sold	408	409	224

Interest on deposits with other banks	211	180	146

Interest on direct financing leases	107	72	—

Total interest income	9,795	8,386	6,106

Interest Expense — Interest on deposits	5,712	4,983	3,666

Interest Income — Before provision for loan losses	4,083	3,403	2,440

Provision for Loan Losses (Note 4)	60	1,072	1,349

Net Interest Income	4,023	2,331	1,091

Other Income

Service charges on deposit accounts	111	110	72

Operating lease rental income	—	1,236	515

Gain on sale of loans	66	264	—

Gain on sale of property on operating lease	—	500	—

Total other income	177	2,110	587

Other Expenses

Salaries and employee benefits	1,901	1,373	910

Occupancy of bank premises (Note 9)	406	182	82

Processing	89	60	45

Marketing	172	145	115

Equipment expense	229	177	118

Depreciation of property on operating lease	—	974	443

Professional fees	263	289	155

Other assets provision	—	120	—

Other expenses	403	358	188

Total other expenses	3,463	3,678	2,056

Income (Loss) — Before income taxes and cumulative effect

of change in accounting principle	737	763	(378)

Income Tax Expense (Benefit) (Note 8)	233	288	(331)

Net Income (Loss) — Before cumulative effect of

change in accounting principle	504	475	(47)

Cumulative Effect of Expensing Organizational Costs -

Net of tax benefit of $34	—	—	(66)

Net Income (Loss)	$504	$475	$(113)

Basic Earnings (Loss) per Share (Note 17)	$0.34	$0.36	$(0.09)

Diluted Earnings (Loss) per Share (Note 17)	$0.34	$0.36	$(0.09)

See Notes to Consolidated
      Financial Statements.

Michigan Heritage Bancorp, Inc.

Consolidated Statement of Cash Flows
(000s omitted, except per share data)

	Year Ended December 31

	2000	1999	1998

Cash Flows from Operating Activities

Net income (loss)	$504	$475	$(113)

Adjustments to reconcile net income (loss) to net cash from operating activities:

Depreciation and amortization	234	1,139	545

Provision for loan losses	60	1,072	1,349

Gain on sale of operating lease equipment	—	(500)	—

Deferred income taxes	—	150	(580)

Cumulative effect of change in accounting principle	—	—	66

Amortization and accretion of securities	(82)	(139)	(83)

Changes in assets and liabilities:

(Increase) decrease in accrued interest receivable and other assets	(327)	28	(229)

Increase (decrease) in accrued interest payable and other liabilities	(130)	393	257

Net cash provided by operating activities	259	2,618	1,212

Cash Flows from Investing Activities

Proceeds from maturities of available-for-sale securities	7,340	23,000	16,000

Purchase of available-for-sale securities	(10,476)	(23,641)	(18,935)

Proceeds from maturities of held-to-maturity securities	—	—	8,600

Purchase of federal home loan bank stock	(94)	—	—

Purchase of federal reserve stock	(31)	(58)	—

Increase in loans	(13,427)	(1,170)	(48,996)

Purchase of operating lease equipment	—	—	(2,775)

Proceeds from sales of operating lease equipment	—	1,858	—

Premises and equipment expenditures	(313)	(475)	(171)

Net cash used in investing activities	(17,001)	(486)	(46,277)

Cash Flows from Financing Activities

Net increase (decrease) in interest-bearing and noninterest-bearing demand accounts	(3,666)	3,953	7,448

Net increase in time certificates	14,372	4,347	39,478

Proceeds from short-term borrowings	500	—	1,750

Payments on short-term borrowings	—	(1,750)	—

Proceeds from public stock offering	—	1,248	—

Net cash provided by financing activities	11,206	7,798	48,676

Net Increase (Decrease) in Cash and Cash Equivalents	(5,536)	9,930	3,611

Cash and Cash Equivalents — Beginning of year	18,188	8,258	4,647

Cash and Cash Equivalents — End of year	$12,652	$18,188	$8,258

Supplemental Cash Flow and Noncash Information

Cash paid for:

Interest	$5,445	$4,874	$3,656

Income taxes	203	90	230

Stock dividend (Note 12)	—	—	1,667

See Notes to Consolidated
      Financial Statements.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation — The accounting and reporting policies of Michigan Heritage Bancorp, Inc. and its subsidiary conform to generally accepted accounting principles. Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. The 000s have been omitted in tabular presentations.

Principles of Consolidation — The consolidated financial statements include the accounts of Michigan Heritage Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Michigan Heritage Bank. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Nature of Operations — Michigan Heritage Bank (the “Bank”) conducts full-service commercial and consumer banking and provides other financial products and services through its main office to communities in Wayne and Oakland counties. The Bank has a lending concentration to companies who operate hospitals. Loans to these companies were 19 percent and 15 percent of total loans at December 31, 2000 and 1999, respectively.

Cash Equivalents — Cash equivalents include cash on hand and amounts due from banks.

Securities — Securities are classified as held to maturity when management has the intent and ability to hold to maturity. Held-to-maturity securities are reported at amortized cost. All other securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses, net of related deferred income taxes, included in other comprehensive income in stockholders’ equity.

Loan Interest and Fee Income — Loans are generally reported at the principal amount outstanding. Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid interest accrued is reversed. Interest accruals are generally resumed when all delinquent principal and/or interest has been brought current or the loan becomes both well-secured and in the process of collection.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 1 — Summary of Significant Accounting Policies (Continued)

Lease Financing — The Bank uses the finance method of accounting for direct lease contracts. Under this method of accounting, a receivable is recorded for the present value of lease payments due and estimated residual values. Lease income, represented by the excess of the total contract receivable plus estimated equipment residual value over the cost of the equipment, is recorded over the term of the lease at a level rate of return on the unrecovered net investment.

Operating Lease — Lease income is recognized straight-line over the term of the lease as payments are due. Depreciation on leased assets is computed using the straight-line method over the lease term to the Bank’s estimate of the residual value of the property at the end of the lease.

Allowance for Possible Loan Losses — The allowance for possible loan losses is maintained at a level considered by management to be adequate to absorb losses inherent in existing loans and loan commitments. The adequacy of the allowance is based on evaluations that take into consideration such factors as prior loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific impaired, or problem loans and commitments, and current economic conditions that may affect the borrower’s ability to pay.

Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation, computed on the straight-line method, is charged to operations over the useful lives of the properties. Leasehold improvements are amortized over the terms of their respective leases or the estimated useful lives of the improvements, whichever is shorter.

Short-term Borrowings — The Bank includes federal funds purchased in short-term borrowings. Federal funds purchased generally mature in one to four days.

Earnings per Share — Earnings per share are based on the weighted average number of shares outstanding in each period and is retroactively adjusted for stock dividends. Fully diluted earnings per share are based on weighted average shares outstanding assuming the exercise of the dilutive stock options. The effects of unexercised stock options in 2000, 1999, and 1998 are not dilutive and have not been considered.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 1 — Summary of Significant Accounting Policies (Continued)

Stock Options — The Corporation has two stock option plans (see Note 10). Options granted are accounted for using the intrinsic value method, under which compensation expense is recorded at the amount by which the market price of the underlying stock at the grant date exceeds the exercise price of an option. Under the Corporation’s plans, the exercise price on all of the options granted equals or exceeds the fair value of the stock at the grant date. Accordingly, no compensation cost is recorded as a result of stock options awarded under the plans.

Other Comprehensive Income (Loss) — Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, are reported as a direct adjustment to the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Accumulated other comprehensive income (loss) at December 31, 2000 and 1999 is comprised solely of unrealized gains (losses) on available-for-sale securities, net of related income taxes.

Accounting Change — In the fourth quarter of the year ended December 31, 1998, the Corporation adopted Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities. This SOP requires that the costs of start-up activities, including organization costs, should be expensed as incurred. The adoption of this SOP resulted in the Corporation recording a pretax charge of $100,000 and is reflected as a reduction in other assets.

Recent Accounting Pronouncements — In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), was issued. SFAS 133 requires all derivative instruments to be recorded on the balance sheet at estimated fair value. Changes in the fair value of derivative instruments are to be recorded each period in either current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, on the type of hedge transaction. SFAS 133 is effective for the year 2001. The Corporation is currently evaluating the impact of SFAS 133. At present, the Corporation does not believe it will have a material effect on the consolidated financial position or operating results.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 2 — Securities

The amortized cost and estimated market value of investment securities are as follows:

	2000

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available-for-sale securities:

U.S. Treasury securities and

obligations of U.S. government

corporations and agencies	$6,740	$20	$—	$6,760

Municipal notes	2,397	55	—	2,452

Corporate bonds	2,844	22	—	2,866

Total	$11,981	$97	$—	$12,078

	1999

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available-for-sale securities:

U.S. Treasury securities and

obligations of U.S. government

corporations and agencies	$6,229	$—	$52	$6,177

Municipal notes	1,031	—	2	1,029

Corporate bonds	1,502	—	1	1,501

Total	$8,762	$—	$55	$8,707

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 2 — Securities (Continued)

The amortized cost and estimated market value of securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale

	Amortized	Estimated
	Cost	Market Value

Due in one year or less	$5,289	$5,302

Due after one year through five years	4,670	4,740

Due after five years through ten years	852	872

Due after ten years	1,170	1,164

Total	$11,981	$12,078

Securities having a carrying and market value of $990,000 and $990,000, respectively, were pledged at December 31, 2000 for purposes required by law.

Note 3 — Loans

Certain directors and executive officers of the Corporation were loan customers of the subsidiary bank during 2000. Such loans were made in the ordinary course of business and do not involve more than a normal risk of collectibility. The outstanding loan balance for these persons at December 31, 2000 and 1999 amounted to $212,000 and $0, respectively. During 2000, $263,000 of new loans were made and repayments totaled $51,000.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 3 — Loans (Continued)

Final loan maturities and rate sensitivity of the loan portfolio at December 31, 2000 are as follows:

	Within One	One to Five	After Five
	Year	Years	Years	Total

Commercial	$35,813	$38,467	$2,524	$76,804

Direct financing lease	283	1,550	—	1,833

Real estate	5,020	4,905	4,409	14,334

Installment	15	286	—	301

Home equity	687	1,168	10	1,865

Total	$41,818	$46,376	$6,943	$95,137

Loans at fixed interest rates	$29,030	$38,888	$225	$68,143

Loans at variable interest rates	12,788	7,488	6,718	26,994

Total	$41,818	$46,376	$6,943	$95,137

Note 4 — Allowance for Possible Loan Losses

A summary of the activity in the allowance for possible loan losses (ALL) is as follows:

	2000	1999

Balance — Beginning of year	$1,987	$1,816

Provision charged to operations	60	1,072

Loan losses	(160)	(969)

Loan loss recoveries	—	68

Balance — End of year	$1,887	$1,987

As a percent of total loans	1.98%	2.43%

The Corporation considers a loan impaired when it is probable that all interest and principal will not be collected in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual and reduced rate loans (with the exception of residential mortgages and consumer loans) are considered impaired.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 4 — Allowance for Possible Loan Losses (Continued)

The recorded investment in impaired loans was $265,000 and $113,000 at December 31, 2000 and 1999, respectively. The average recorded investment in impaired loans during 2000 was $101,000. The average recorded investment in impaired loans during 1999 was $810,000. Included in the impaired loan total were $101,000 ($100,000 in 1999) of impaired loans for which the specific allowance for possible loan losses was $124,000 and $63,000 at December 31, 2000 and 1999, respectively.

Note 5 — Direct Financing Leases

The following lists the components of the net investment in direct financing leases:

	2000	1999

Minimum lease payments receivable	$1,923	$998

Estimated residual values of leased property (unguaranteed)	523	211

Less unearned income	(613)	(261)

Net investment in direct financing leases	$1,833	$948

The following is a schedule by years of minimum future rentals on direct financing leases as of December 31, 2000:

2001		$402

2002		402

2003		401

2004		401

2005		317

	Total	$1,923

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 6 — Bank Premises and Equipment

Bank premises and equipment at December 31, 2000 and 1999 consisted of the following:

	2000	1999

Buildings and improvements	$376	$174

Furniture and equipment	1,035	929

Total	1,411	1,103

Less accumulated depreciation	569	340

Net carrying amount	$842	$763

Note 7 - Deposits

The following is a summary of the distribution of deposits at December 31, 2000 and 1999:

	2000	1999

Noninterest-bearing — Demand	$1,828	$3,091

Interest-bearing:

NOW accounts	$5,527	$4,884

Savings	28	12

Money market demand	2,747	5,809

Time:

$100,000 and over	38,149	22,426

Under $100,000	58,381	59,732

Total interest-bearing	$104,832	$92,863

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 7 — Deposits (Continued)

The remaining maturities of time deposits at December 31, 2000 are as follows:

		Under	$100,000 and
		$ 100,000	Over

2001		$47,430	$20,066

2002		9,385	15,395

2003		672	2,288

2004		760	400

2005		134	—

	Total	$58,381	$38,149

Note 8 — Income Taxes

Michigan Heritage Bancorp, Inc. and its subsidiary file a consolidated federal income tax return. The following is a summary of the provision for income taxes for the years ended December 31:

	2000	1999	1998

Current	$233	$138	$230

Deferred (credit)	—	150	(595)

Total income tax expense (benefit)	233	288	(365)

Less amount allocated to cumulative effect	—	—	34

Net income tax expense (benefit)	$233	$288	$(331)

The following is a reconciliation of the statutory federal income tax expense (benefit) to the effective tax expense (benefit) for the years ended December 31:

	2000	1999	1998

Income tax at statutory rate	$251	$259	$(129)

Change in the valuation allowance	—	—	(225)

Other	(18)	29	23

Net income tax expense (benefit)	$233	$288	$(331)

Deferred income taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Corporation’s assets and liabilities. The source of such temporary differences and the resulting net tax expense (benefit) are as follows:

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 8 — Income Taxes (Continued)

	2000	1999	1998

Net operating loss carryforward	$—	$—	$62

Provision for loan loss	15	19	(444)

Start-up costs	8	8	8

Organization costs	8	8	(27)

Accretion	—	6	(3)

Lease financing	7	34	50

Depreciation	9	40	—

Nonaccrual interest	(33)	—	—

Other	(14)	35	(16)

Decrease in valuation allowance	—	—	(225)

Total deferred tax expense (benefit)	$—	$150	$(595)

The temporary differences that comprise deferred tax assets and liabilities at December 31, 2000, 1999, and 1998 are as follows:

	2000	1999	1998

Deferred tax assets:

Provision for loan loss	$555	$570	$589

Start-up costs	10	18	26

Organizational costs	11	19	27

Unrealized loss on securities	—	19	—

Nonaccrual interest	33	—	—

Other	14	—	18

Total deferred tax assets	623	626	660

Valuation allowance for deferred tax assets	—	—	—

Deferred tax liabilities:

Accretion	(17)	(17)	(11)

Lease financing	(91)	(84)	(50)

Unrealized gain on securities	(33)	—	(5)

Depreciation	(49)	(40)	—

Other	(21)	(21)	(4)

Total deferred tax liabilities	(211)	(162)	(70)

Net deferred tax asset	$412	$464	$590

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 9 — Operating Lease

The Corporation has entered into lease commitments for office buildings. Rental expense charged to operations was $323,000 and $89,000 for the years ended December 31, 2000 and 1999, respectively. The future minimum lease payments are as follows:

2001	$326

2002	304

2003	281

2004	281

2005	284

Note 10 — Stock Option Plans

The Corporation has two stock option plans. Options may be granted to certain directors and employees at not less than the market price of the Corporation’s stock on the date of the grant. The options granted are exercisable immediately, or vest over one to three years. Under the director plan, a maximum of 66,000 options to purchase shares may be granted that expire in seven years, subject to certain cancellation provisions related to service. Under the employee plan, a maximum of 44,000 options to purchase shares may be granted that expire in 10 years, subject to certain cancellation provisions related to employment. At December 31, 2000, 9,900 shares under the director and 3,400 shares under the employee plan were available for future option grants.

The following table summarizes stock option transactions and the related average exercise prices for the last three years.

	2000		1999		1998

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at

beginning of year	96,700	$9.14	96,700	$9.14	93,500	$9.10

Options granted	—	—	—	—	3,200	10.24

Options exercised	—	—	—	—	—	—

Options forfeited	—	—	—	—	—	—

Options outstanding at end

of year	96,700	9.14	96,700	9.14	96,700	9.14

Exercisable at end of year	89,875	9.11	83,775	9.11	69,025	9.10

Weighted average estimated

fair value of options

granted during the year		N/A		N/A		$4.35

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 10 — Stock Option Plans (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to estimate the fair value of the options granted for the following:

	2000	1999	1998

Dividend yield	N/A	N/A	—

Expected average life (years)	N/A	N/A	10.0

Volatility	N/A	N/A	30%

Risk-free interest rate	N/A	N/A	5.8%

At December 31, 2000, options outstanding have exercise prices between $9.09 and $10.35 per share and a weighted average remaining contractual life of 4.4 years.

The Corporation accounts for its option plans using the intrinsic value method. The table below displays pro forma amounts for net loss and net loss per common share assuming the fair value method of accounting had been used, which reflects additional compensation cost for option grants based on the value of the options granted:

		2000			1999

	Net	Basic	Diluted	Net	Basic	Diluted
	Income	EPS	EPS	Loss	EPS	EPS

As reported	$504	$0.34	$0.34	$475	$0.36	$0.36

Pro forma	487	0.33	0.33	432	0.33	0.33

The effect of unexercised stock options is antidilutive and has not been considered in the diluted EPS calculation.

Note 11 — Employee Benefit Plans

The Bank has a 401(k) plan that is a defined contribution savings plan for employees. Employer contributions are discretionary and are determined annually by the Board of Directors. Employer contributions were $22,000 and $14,000 for the years ended December 31, 2000 and 1999, respectively.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 12 — Common Stock

In April 1998, the Corporation declared a 10 percent stock dividend. Accordingly, all applicable per share amounts for periods presented have been retroactively adjusted to reflect the transaction.

Note 13 — Financial Instruments

Fair Values of Financial Instruments — The carrying amounts and estimated fair values of financial instruments are presented below. Certain assets, the most significant being premises and equipment, do not meet the definition of a financial instrument and are excluded from this disclosure. Similarly, deposit base and other customer relationship intangibles are not considered financial instruments and are not discussed below. Accordingly, this fair value information is not intended to, and does not, represent the underlying value of the Corporation. Many of the assets and liabilities subject to disclosure requirements are not actively traded, requiring fair values to be estimated by management. These estimates necessarily involve the use of judgment about a wide variety of factors, including, but not limited to, relevancy of market prices of comparable instruments, expected future cash flows and appropriate discount rates.

	2000		1999

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:

Cash and equivalents	$12,652	$12,652	$18,188	$18,188

Securities	12,497	12,497	9,001	9,001

Loans	93,250	90,770	79,883	78,179

Interest receivable	704	704	502	502

Liabilities:

Deposits	106,660	107,043	95,954	95,674

Short-term borrowings	500	500	—	—

Interest payable	627	627	360	360

The terms and short-term nature of certain assets and liabilities result in their carrying amounts approximating fair values. These include cash and due from banks, interest-bearing deposits in banks, federal funds sold, federal funds purchased, and accrued interest receivable and payable. The following methods and assumptions were used by Michigan Heritage Bancorp, Inc. to estimate the fair values of the remaining classes of financial instruments:

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 13 — Financial Instruments (Continued)

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

The fair values of demand deposits, savings accounts, and money market deposits are, by definition, equal to the amount payable on demand. The fair values of fixed rate time deposits are estimated by discounting cash flows using interest rates currently being offered on certificates with similar maturities.

The fair values of loan commitments and standby letters of credit, valued on the basis of fees currently charged for commitments for similar loan terms to new borrowers with similar credit profiles, are not considered material.

Off-balance-sheet Items — The Bank is party to financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk that are not recognized in the consolidated balance sheet.

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

The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer.

Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and financial guarantees written is represented by the contractual notional amount of those items. The Bank generally requires collateral to support such financial instruments in excess of the contractual notional amount of those instruments.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 13 — Financial Instruments (Continued)

The Bank had outstanding loan origination commitments and guarantees written aggregating $30,800,000 and $17,300,000 at December 31, 2000 and 1999, respectively, on which $16,650,000 and $10,300,000, respectively, were outstanding at year end and were included in the consolidated balance sheet.

Note 14 — Restrictions on Dividends

Dividends paid by the Corporation would be provided by dividends from its subsidiary bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Bank’s respective primary regulator is required for the Corporation’s subsidiary bank to pay dividends in excess of regulatory limitations.

Note 15 — Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

Normally, to be considered adequately capitalized, the Bank must maintain a total capital ratio of 4.0 percent. As of December 31, 2000, the most recent notification from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework. The regulations define well-capitalized levels of total capital, Tier 1 and Tier 1 leverage as 10.0 percent, 6.0 percent and 5.0 percent, respectively. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 15 — Regulatory Matters (Continued)

Capital and risk-based capital and leverage ratios for the Bank are shown below:

	Amount	Ratio

December 31, 2000:

Total capital (to risk-weighted assets)	$12,401	12.6%

Tier 1 capital (to risk-weighted assets)	11,161	11.3%

Tier 1 capital (to average assets)	11,161	9.5%

December 31, 1999:

Total capital (to risk-weighted assets)	11,670	13.4%

Tier 1 capital (to risk-weighted assets)	10,576	12.2%

Tier 1 capital (to average assets)	10,576	10.2%

Note 16 — Parent-only Financial Statements

The following condensed financial information presents the financial condition of Michigan Heritage Bancorp, Inc. (the “Parent”) only, along with the results of its operations and its cash flows. The Parent has recorded its investment in the Bank at cost, less the undistributed income (loss) of the Bank since it was formed. The Parent recognizes undistributed earnings (losses) of the Bank as a noninterest income (expense). The Parent-only financial information should be read in conjunction with the Corporation’s consolidated financial statements.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 16 — Parent-only Financial Statements (Continued)

The condensed balance sheet at December 31 is as follows:

	2000	1999

Assets

Cash and Cash Equivalents

Cash and deposits at subsidiary bank	$40	$13

Interest-bearing deposits with other banks	1,017	1,040

Total cash and cash equivalents	1,057	1,053

Investment in Subsidiary	11,226	10,625

Interest Receivable and Other Assets	40	40

Total assets	$12,323	$11,718

Liabilities and Stockholders’ Equity

Liabilities	$—	$—

Stockholders’ Equity	12,323	11,718

Total liabilities and stockholders’ equity	$12,323	$11,718

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 16 — Parent-only Financial Statements (Continued)

The condensed statement of operations for the years ended December 31, 2000 and 1999 is as follows:

	2000	1999

Operating Income — Interest on deposits

with other banks	$64	$35

Operating Expense	58	33

Income — Before income taxes, equity in income

of subsidiary	6	2

Income Tax Expense	2	1

Income — Before equity in income of subsidiary	4	1

Equity in Income of Subsidiary	500	474

Net Income	$504	$475

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 16 — Parent-only Financial Statements (Continued)

The condensed statement of cash flows for the years ended December 31, 2000 and 1999 is as follows:

	2000	1999

Cash Flows from Operating Activities

Net income	$504	$475

Adjustments to reconcile net income to net

cash from operating activities:

Equity in income of subsidiary	(500)	(474)

Net change in other assets	—	226

Net cash provided by operating activities	4	227

Cash Flows from Investing Activities — Investment

in bank subsidiary	—	(1,496)

Cash Flows from Financing Activities — Proceeds

from public stock offering	—	1,248

Net Increase (Decrease) in Cash and Cash

Equivalents	4	(21)

Cash and Cash Equivalents — Beginning of year	1,053	1,074

Cash and Cash Equivalents — End of year	$1,057	$1,053

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

Note 17 — Earnings per Share

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

	2000	1999	1998

Net income (loss) before cumulative effect

of change in accounting principle	$504	$475	$(47)

Cumulative effect of expensing

organizational costs — Net of tax

benefit of $34	—	—	(66)

Net income (loss)	$504	$475	$(113)

Average common shares outstanding	1,488,764	1,309,966	1,265,000

Income (loss) per share before cumulative

effect of change in accounting principle:

Basic	$0.34	$0.36	$(0.04)

Diluted	0.34	0.36	(0.04)

Cumulative effect per share of expensing organizational costs — Net of tax benefit of $34:

Basic	—	—	(0.05)

Diluted	—	—	(0.05)

Net income (loss) per share:

Basic	0.34	0.36	(0.09)

Diluted	0.34	0.36	(0.09)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2001.

MICHIGAN HERITAGE BANCORP, INC

By: /s/ Anthony S. Albanese Anthony S. Albanese, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 5, 2001.

Signature	Capacity

/s/ Richard Zamojski Richard Zamojski	Chairman and Director (principal executive officer)

/s/ Anthony S. Albanese Anthony S. Albanese	President and Director (principal operating officer)

/s/ Darryle J. Parker Darryle J. Parker	Treasurer and Secretary (principal financial officer)

/s/ H. Perry Driggs H. Perry Driggs	Vice-Chairman and Director

/s/ Lewis N. George Lewis N. George	Director

/s/ Phillip R. Harrison Phillip R. Harrison	Director

/s/ Frank A. Scerbo Frank A. Scerbo	Director

/s/ Philip Sotiroff Philip Sotiroff	Director

EXHIBIT INDEX

Exhibit No.	Description

11	Computation of Earnings Per Share