Form 10QSB
period 2001-03-31
MICHIGAN HERITAGE BANCORP INC
filed 2001-05-14
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended

MARCH 31, 2001

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

At May 7, 2001 there were 1,488,764 shares of Common Stock of the issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes:         No:

PART I -- FINANCIAL INFORMATION
PART II -- OTHER INFORMATION
SIGNATURES

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Michigan Heritage Bancorp, Inc.
Consolidated Balance Sheets
March 31, 2001 and December 31, 2000
(Unaudited)

	(000s omitted)

	March 31, 2001	December 31, 2000

ASSETS

Cash and due from banks, noninterest bearing	$1,528	$1,271

Interest bearing deposits with banks	3,009	3,981

Federal funds sold	2,900	7,400

Cash and cash equivalents	7,437	12,652

Securities available for sale	10,750	12,078

Federal Reserve Bank Stock and other stock	532	419

Total investments	11,282	12,497

Loans, gross	98,613	95,137

Less: allowance for loan losses	1,856	1,887

Net loans	96,757	93,250

Total earning assets	113,948	117,128

Leasehold improvements, net	276	288

Furniture & equipment, net	525	554

Total fixed assets	801	842

Interest receivable	623	704

Deferred income taxes	412	412

Other assets	145	211

Total other assets	1,180	1,327

Total assets	$117,457	$120,568

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total deposits	$100,054	$106,660

Other borrowed funds	4,000	500

Other liabilities	903	1,085

Total liabilities	104,957	108,245

Stockholders’ Equity Preferred stock—no par value; 500,000 shares authorized, none issued and outstanding	0	0

Common stock—no par value; 4,500,000 shares authorized, issued and outstanding—

1,488,764 shares	13,730	13,730

Accumulated deficit	(1,343)	(1,471)

Accumulated other comprehensive income	113	64

Total stockholders’ equity	12,500	12,323

Total liabilities and stockholders’ equity	$117,457	$120,568

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Earnings
Three Month Periods Ended
   March 31, 2001 and March 31, 2000
(Unaudited)

	(000s omitted except per share data)

	Three Months Ended March 31,

	2001	2000

OPERATING INCOME:

Interest income	$2,629	$2,260

Interest expense	1,596	1,280

Net interest income before provision for loan losses	1,033	980

Less: provision for loan losses	30	15

Net interest income after provision for loan losses	1,003	965

Gain on sale of securities held available for sale	44	0

Gain on sale of loans and other assets	117	10

Other income	26	31

Total other operating income	187	41

Total operating income	1,190	1,006

OTHER OPERATING EXPENSES:

Salaries and employee benefits	578	461

Occupancy expense	103	93

Equipment expense	55	61

Data processing expense	23	23

Insurance expense	8	10

Advertising/promotion expense	46	40

Office supplies and printing expense	5	13

Professional fees	80	56

FDIC assessment	12	6

Lien, recording, and other loan fees, net	15	(3)

Michigan single business tax	15	9

Other expense	65	44

Total other operating expense	1,005	813

Net operating income	185	193

Provision for federal income taxes	55	63

Net income	$130	$130

Per Common Share Data
Net income per primary share	$0.09	$0.09

Net income per fully diluted share	$0.09	$0.09

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Cash Flow
Three Month Periods Ended
   March 31, 2001 and March 31, 2000
(Unaudited)

	(000s omitted)

	Three Months Ended March 31,

	2001	2000

Operating activities:

Net income	$130	$130

Adjustments to reconcile net income to net cash provided in operating activities	(203)	(559)

Net cash used by operating activities	(73)	(429)

Investing activities:

Purchase of U.S. Treasury and agency securities	—	(2,000)

Proceeds from matured or called U.S. Treasury and agency securities	1,500	500

Purchase of other securities	(2,251)	(1,625)

Proceeds from matured or called other securities	2,250	800

Purchase of Federal Reserve Bank and other stock	(105)	(25)

Purchase of leasehold improvements, furniture and equipment	(10)	(91)

Net change in gross loans	(3,420)	(1,850)

Net cash used by investing activities	(2,036)	(4,291)

Financing activities:

Decrease in deposits	(6,606)	(1,567)

Increase in borrowed funds	3,500	—

Net cash used by financing activities	(3,106)	(1,567)

Decrease in cash and cash equivalents	(5,215)	(6,287)

Cash and cash equivalents at beginning of year	12,652	18,188

Cash and cash equivalents at end of period	$7,437	$11,901

Michigan Heritage Bancorp, Inc.
Notes to Financial Statements
March 31, 2001

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

Results for the Quarter Ended March 31, 2001 Compared to the Quarter Ended March 31, 2000
The Company had net income of $130,000 for the quarter ending March 31, 2001. Net income for the same quarter last year was also $130,000. Net interest income before allowances for loan losses increased by $53,000 or 5% to $1,033,000 primarily due to a $12,667,000 or 12% increase in average earning assets offset partially by a reduction in net interest margin—3.65% for the first quarter 2001 compared to 3.86% for the first quarter 2000. Provision for loan losses increased by $15,000 to $30,000. As a combined result, net interest income after provision for loan losses increased $38,000 or 4% to $1,003,000.

Other operating income increased by $184,000 or 18% to $1,190,000 due mostly to a $107,000 increase in net gains on sale of loans due to the addition of a new mortgage division and a $44,000 increase on sale of securities held available for sale. Other miscellaneous income decreased by $5,000 from the quarter ended March 31, 2000.

Other operating expenses increased by $192,000 or 24% to $1,005,000. Salaries and employee benefits increased by $117,000 to $578,000 due to additional mortgage salaries and commissions expense. Occupancy expense increased by $10,000 to $103,000 due primarily to the new mortgage center in Farmington, Michigan. Professional fees went up by $24,000 to $80,000 due mostly to additional loan related legal fees. All other remaining expenses increased by a net $41,000 due mostly to increases in advertising, loan fees, FDIC assessments, and the Michigan single business tax.

The resulting income before federal income tax decreased by $8,000 to $185,000 compared to the same quarter last year. Federal income tax was $55,000 for the first quarter of 2001 compared to $63,000 for the same time period last year. The reduction in federal income tax due to tax exempt income was greater in 2001 than in 2000 due to an increase in tax exempt income in 2001.

Net income per average primary share outstanding was $0.09 for both quarters ended March 31, 2001 and 2000. On a fully diluted basis, net income per share was also $0.09 for both quarters ended March 31, 2001 and 2000.

Balance Sheet Change—March 31, 2001 From December 31, 2000
Total assets decreased by $3,111,000 or 3% to $117,457,000 from December 31, 2000 to March 31, 2001. Gross loans for the same 3-month time period increased by $3,476,000 or 4% to $98,613,000. The growth in loans was funded primarily from borrowed funds, investments, and cash and cash equivalents offset partially by a reduction in deposits. Borrowed funds increased by $3,500,000 to $4,000,000 in the form of notes payable to the Federal Home Loan Bank at March 31, 2001—there were only $500,000 in federal funds borrowed at December 31, 2000. Investments decreased by $1,215,000 or 10% to $11,282,000 due to securities maturing. Cash and cash equivalents decreased by $5,215,000 or 41% to $7,437,000 primarily due to a $4,500,000 reduction in federal funds sold. Deposits decreased by $6,606,000 or 6% to $100,054,000 due to the runoff of high yielding certificates of deposit.

Loans and Allowances for Loan Losses
The categories of loans outstanding at March 31, 2001 in dollars and as a percentage of total loans are as follows:

	(000s omitted for dollars)
		Pct of total
Loan Category	Amount	loans

Commercial, financial and agricultural	$75,717	76.8%

Real estate-construction	4,859	4.9%

Real estate-mortgage	14,913	15.1%

Installment loans to individuals	543	0.6%

Lease financing	2,581	2.6%

Total loans	$98,613	100.0%

      Note: There were no agricultural loans as of March 31, 2001

The change in mix and size of the loan portfolio from December 31, 2000 to March 31, 2001 has not increased the proportionate level of credit risk in the loan portfolio. Due to current and forecasted economic downturns, the level of risk in the loan portfolio has increased. However, management believes that this increased level of risk is not material relative to the level of risk in the past.

At March 31, 2001 there were $595,000 in non-accruing loans. There were five loans totaling $61,000 charged off against reserves during the first three months of 2001. There were $2,152,000 in accruing loans past due 30 days or more: $782,000 past due 30 to 59 days, $115,000 past due 60 to 89 days and $1,255,000 past due 90 days or more. Management fully expects that diligent servicing of these loans will minimize delinquencies.

Total loan loss reserves of $1,856,000 at March 31, 2001 were 1.88% of total loans, which included $557,000 in specific allowances. The following highlights the allocations of allowances for loan losses as of March 31, 2001.

	(000s omitted for dollars)
	Loan loss		Percent of loan
	allowance	Loan amounts	loss allowance
	amount	outstanding	to loan amounts

Domestic:

Commercial, financial and agricultural	$1,308	$75,717	1.73%

Real estate-construction	49	4,859	1.01%

Real estate-mortgage	131	14,913	0.88%

Installment loans to individuals	7	543	1.29%

Lease financing	21	2,581	0.81%

Foreign	—	—	0.00%

Off-balance sheet items and unallocated	340	—	n/a

Total	$1,856	$98,613	1.88%

      Note: There were no agricultural loans as of March 31, 2001

In management’s opinion, the total loan reserve position is adequate relative to the overall quality of the loan portfolio.

Liquidity and Capital Resources

Michigan Heritage Bank’s current cash projections as of March 31, 2001 indicate adequate cash balances. The Bank has additional line of credit facilities with national lending institutions to add funding capacity. Bank management has also established a network of banks that can be used to sell or participate a portion of the Bank’s loan portfolio. These techniques allow the Bank to service its business relationships and generate fee and servicing revenue.

The Company’s liquidity remained adequate during the 3-month period ended March 31, 2001. Michigan Heritage Bancorp had $7,437,000 in cash and cash equivalents as of March 31, 2001 including $3,009,000 in interest bearing deposits in other banks and $2,900,000 in federal funds sold. The Bank has proven its ability to attract deposits and build a stable deposit base from which to fund loans. In addition, the Bank is now a member of the Federal Home Loan Bank of Indianapolis, Indiana and as of March 31, 2001 had $4,000,000 in notes payable to the Federal Home Loan Bank at a weighted average rate of 4.81%.

Michigan Heritage Bank is subject to various regulatory capital requirements. To be considered adequately-capitalized or well-capitalized, Michigan Heritage Bank must maintain a Tier 1 leverage capital ratio of 4.0% and 5.0%, respectively. The Bank’s Tier 1 leverage capital ratios were 9.7% and 9.5% at March 31, 2001 and December 31, 2000, respectively. Michigan Heritage Bank plans to remain well-capitalized on an ongoing basis.

PART II—OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      No exhibits have been filed for this report.

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

DATED: May 7, 2001