Form 10QSB
period 2001-06-30
MICHIGAN HERITAGE BANCORP INC
filed 2001-08-10
CIK 1027623

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                              FOR THE PERIOD ENDED

                                  JUNE 30, 2001

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

At August 8, 2001 there were 1,488,764 shares of Common Stock of the issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one):    Yes: [ ]  No: [X]

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MICHIGAN HERITAGE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000
(UNAUDITED)

                                                                    (000S OMITTED FOR DOLLARS)

                                                             JUNE 30, 2001        DECEMBER 31, 2000
                                                             -------------        -----------------
ASSETS
Cash and due from banks, noninterest bearing                  $   1,080                $   1,271
Interest bearing deposits with banks                              3,272                    3,981
Federal funds sold                                                3,850                    7,400
                                                              ---------                ---------
   Cash and cash equivalents                                      8,202                   12,652

Securities available for sale                                    12,134                   12,078
Federal Reserve Bank stock and other stock                          534                      419
                                                              ---------                ---------
   Total investments                                             12,668                   12,497

Loans, gross                                                    106,232                   95,137
   Less: allowance for loan losses                                1,526                    1,887
                                                              ---------                ---------
      Net loans                                                 104,706                   93,250

         Total earning assets                                   124,496                  117,128

Leasehold improvements, net                                         264                      288
Furniture & equipment, net                                          498                      554
                                                              ---------                ---------
   Total fixed assets                                               762                      842

Interest receivable                                                 689                      704
Deferred income taxes                                               412                      412
Other assets                                                        286                      211
                                                              ---------                ---------
   Total other assets                                             1,387                    1,327
                                                              ---------                ---------

         Total assets                                         $ 127,725                $ 120,568
                                                              =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Total deposits                                                $ 105,215                $ 106,660
Other borrowed funds                                              9,000                      500
Other liabilities                                                   888                    1,085
                                                              ---------                ---------
   Total liabilities                                            115,103                  108,245

Stockholders' Equity
   Preferred stock--no par value; 500,000 shares
      authorized, none issued and outstanding                         0                        0
   Common stock--no par value; 4,500,000 shares
      authorized, issued and outstanding--
      1,488,764 shares                                           13,730                   13,730
   Accumulated deficit                                           (1,238)                  (1,471)
   Accumulated other comprehensive income                           130                       64
                                                              ---------                ---------
      Total stockholders' equity                                 12,622                   12,323
                                                              ---------                ---------

         Total liabilities and stockholders' equity           $ 127,725                $ 120,568
                                                              =========                =========

Total loan loss reserve ratio                                      1.44%                    1.98%
Total loan to asset ratio                                            83%                      79%

MICHIGAN HERITAGE BANCORP, INC.
CONSOLIDATED STATEMENT OF EARNINGS
THREE AND SIX MONTH PERIODS ENDED
  JUNE 30, 2001 AND JUNE 30, 2000
(UNAUDITED)


                                                                                  (000S OMITTED EXCEPT PER SHARE DATA)


                                                                     THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                     ---------------------------      -------------------------
                                                                         2001          2000               2001           2000
                                                                         ----          ----               ----           ----
OPERATING INCOME:
Interest income                                                         $2,641        $ 2,385            $5,270        $ 4,645
Interest expense                                                         1,574          1,346             3,170          2,626
                                                                        ------        -------            ------        -------
   Net interest income before provision for loan losses                  1,067          1,039             2,100          2,019

Less: provision for loan losses                                             32             15                62             30
                                                                        ------        -------            ------        -------
   Net interest income after provision for loan losses                   1,035          1,024             2,038          1,989

Gain on sale of securities held available for sale                           0              0                44              0
Gain on sale of loans and other assets                                     194              4               311             14
Other income                                                                24             24                50             55
                                                                        ------        -------            ------        -------
   Total other operating income                                            218             28               405             69
                                                                        ------        -------            ------        -------

      Total operating income                                             1,253          1,052             2,443          2,058

OTHER OPERATING EXPENSES:
Salaries and employee benefits                                             634            489             1,212            950
Occupancy expense                                                          106             89               209            182
Equipment expense                                                           58             58               113            119
Data processing expense                                                     22             22                45             45
Insurance expense                                                           12             11                20             21
Advertising/promotion expense                                               41             44                87             84
Office supplies and printing expense                                        15              8                20             21
Professional fees                                                           70             62               150            118
FDIC assessment                                                             13             18                25             24
Lien, recording, and other loan fees, net                                   67             (1)               67             (5)
Michigan single business tax                                                15             12                30             21
Other expense                                                               51             57               131            102
                                                                        ------        -------            ------        -------
   Total other operating expense                                         1,104            869             2,109          1,682
                                                                        ------        -------            ------        -------

      Net operating income                                                 149            183               334            376

Provision for federal income taxes                                          46             60               101            123
                                                                        ------        -------            ------        -------

         Net income                                                     $  103        $   123            $  233        $   253
                                                                        ======        =======            ======        =======

PER COMMON SHARE DATA
Basic earnings per share                                                $ 0.07        $  0.08            $ 0.16        $  0.17
Diluted earnings per share                                              $ 0.07        $  0.08            $ 0.16        $  0.17

MICHIGAN HERITAGE BANCORP, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
SIX MONTH PERIODS ENDED
   JUNE 30, 2001 AND JUNE 30, 2000
(UNAUDITED)


                                                                      (000S OMITTED)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                              --------------------------------
                                                                2001                    2000
                                                              --------                --------
Operating activities:
     Net income                                               $    233                $   253
     Adjustments to reconcile net income to net cash
         provided in operating activities                         (598)                  (551)
                                                              --------                -------

     Net cash used by operating activities                        (365)                  (298)

Investing activities:
     Purchase of U.S. Treasury and agency securities                 -                 (6,000)
     Proceeds from matured or called U.S. Treasury
         and agency securities                                   1,500                  1,000
     Purchase of other securities                               (4,107)                (2,775)
     Proceeds from matured or called other securities            2,800                  1,040
     Purchase of Federal Reserve Bank and other stock             (105)                   (27)
     Purchase of leasehold improvements, furniture
         and equipment                                             (20)                  (128)
     Net change in gross loans                                 (11,208)                  (916)
                                                              --------                -------

     Net cash used by investing activities                     (11,140)                (7,806)

Financing activities:
     Decrease in deposits                                       (1,445)                (4,468)
     Payments of federal funds purchased                          (500)                     -
     Proceeds from federal funds purchased                       5,000                      -
     Proceeds from Federal Home Loan Bank advances               4,000                      -
     Proceeds from other borrowed funds                              -                    370
                                                              --------                -------

     Net cash provided (used) by financing activities            7,055                 (4,098)
                                                              --------                -------

Decrease in cash and cash equivalents                           (4,450)               (12,202)

Cash and cash equivalents at beginning of year                  12,652                 18,188
                                                              --------                -------

Cash and cash equivalents at end of period                    $  8,202               $  5,986
                                                              ========               ========

MICHIGAN HERITAGE BANCORP, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001


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

The Bank provides a focused core of banking services primarily for small- to medium-size businesses, as well as to individuals. The Bank's lending services include commercial loans, commercial real estate, equipment leasing, and residential mortgages. The new mortgage division which began operations in January 2001 offers a wide range of products including variable and fixed rate mortgage loans, home equity lines of credit and other forms of consumer lending. The Bank also formed a new, wholly-owned leasing subsidiary, MHB Leasing, Inc., which began actively booking new business in June 2001. The new entity will expand the Bank's capabilities in equipment leasing by providing tax-oriented true leases and other structured lease products.

For commercial customers who seek additional deposit services, the Bank offers the convenience of a "Rapid Courier Service." This service offers prearranged pick-up times for all business banking transactions. The Bank's commercial checking accounts also offer "Sweep" capabilities with low or no fees.

Michigan Heritage Bank's primary goal is to provide personal service with an experienced staff using state-of-the-art technology. The Bank recently introduced convenient account access through a new telephone banking service and plans to offer internet banking sometime in the future.

Michigan Heritage Bank is a state chartered, full-service, commercial bank, a member of both the Federal Reserve System and the Federal Home Loan Bank and its deposits are FDIC insured.

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

COMPARATIVE RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

The Company had net income of $103,000 for the quarter ending June 30, 2001. Net income for the same quarter last year was $123,000. Net interest income before allowances for loan losses increased by $28,000 or 3% to $1,067,000 primarily due to a $12,536,000 or 12% increase in average earning assets offset partially by a reduction in net interest margin--3.65% for the second quarter 2001 compared to 4.00% for the second quarter 2000. Provision for loan losses increased by $17,000 to $32,000. As a combined result, net interest income after provision for loan losses increased $11,000 or 1% to $1,035,000.

Other operating income increased by $190,000 or 679% to $218,000 due primarily to an increase of $190,000 in net gains on sale of loans due to the addition of the new mortgage division.

Other operating expenses increased by $235,000 or 27% to $1,104,000. Salaries and employee benefits increased by $145,000 to $634,000 due to additional mortgage salaries and commissions expense. Occupancy expense increased by $17,000 to $106,000 due primarily to the new mortgage center in Farmington, Michigan. Loan fees increased by $68,000 mostly due to the new mortgage division. All other remaining expenses increased by a net $5,000.

The resulting income before federal income tax decreased by $34,000 to $149,000 compared to the same quarter last year. Federal income tax was $46,000 for the second quarter of 2001 compared to $60,000 for the same time period last year.

Net income per weighted average share outstanding was $0.07 for the quarter ended June 30, 2001 compared to $0.08 per share for the same quarter last year. On a diluted basis, net income per share was also $0.07 for the quarter ended June 30, 2001 compared to $0.08 per share for the same quarter last year.

COMPARATIVE RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Net income for the six months ended June 30, 2001 was $233,000 compared to $253,000 for the same time period last year. Net interest income before allowances for loan losses increased by $81,000 or 4% to $2,100,000 primarily due to a $12,608,000 or 12% increase in average earning assets offset partially by a reduction in net interest margin--3.65% for the first six months of 2001 compared to 3.93% for the first six months of 2000. Provision for loan losses increased by $32,000 to $62,000. As a combined result, net interest income after provision for loan losses increased $49,000 or 2% to $2,038,000.

Other operating income increased by $336,000 or 487% to $405,000 due primarily to an increase of $297,000 in net gains on sale of loans due to the addition of the new mortgage division this year and a $44,000 net gain on sale of securities held available for sale. Other miscellaneous income decreased by $5,000.

Other operating expenses increased by $427,000 or 25% to $2,109,000. Salaries and employee benefits increased by $262,000 to $1,212,000 due to additional mortgage salaries and commissions expense. Occupancy expense increased by $27,000 to $209,000 due primarily to the new mortgage center in Farmington, Michigan. Professional fees increased by $32,000 mostly due to loan related legal fees. Other loan fees increased by $72,000 mostly due to the new mortgage division this year. All other remaining expenses increased by a net $34,000 primarily due to increases in advertising, Michigan single business tax, correspondent bank service charges and ATM related fees.

The resulting income before federal income tax decreased by $42,000 to $334,000 compared to the same period last year. Federal income tax was $101,000 for the first six months of 2001 compared to $123,000 for the same time period last year. The reduction in federal income tax due to tax exempt income was greater in 2001 than in 2000 due to an increase in tax exempt income in 2001.

Net income per weighted average share outstanding was $0.16 for the six months ended June 30, 2001 compared to $0.17 per share for the same period last year. On a diluted basis, net income per share was also $0.16 for the six months ended June 30, 2001 compared to $0.17 per share for the same period last year.

BALANCE SHEET CHANGE--JUNE 30, 2001 FROM DECEMBER 31, 2000

Total assets increased by $7,157,000 or 6% to $127,725,000 from December 31, 2000 to June 30, 2001. Gross loans for the same 6-month time period increased by $11,095,000 or 12% to $106,232,000. The growth in loans was funded primarily from borrowed funds and cash and cash equivalents offset partially by a reduction in deposits. Borrowed funds increased by $8,500,000 to $9,000,000 in the form of $4,000,000 in notes payable to the Federal Home Loan Bank and $5,000,000 in federal funds purchased at June 30, 2001--there were only $500,000 in federal funds purchased at December 31, 2000. Cash and cash equivalents decreased by $4,450,000 or 35% to $8,202,000 primarily due to a $3,550,000 reduction in federal funds sold. Deposits decreased by $1,445,000 or 1% to $105,215,000 due to the runoff of high yielding certificates of deposit offset partially by core deposit growth.

LOANS AND ALLOWANCES FOR LOAN LOSSES

The categories of loans outstanding at June 30, 2001 in dollars and as a percentage of total loans are as follows:


                                                       (000S OMITTED FOR DOLLARS)

                                                                     PCT OF TOTAL
                    LOAN CATEGORY                        AMOUNT         LOANS
                                                      ------------   -------------
Commercial, financial and agricultural                $    76,076           71.5%
Real estate-construction                                    6,326            6.0%
Real estate-mortgage                                       19,671           18.5%
Installment loans to individuals                              372            0.4%
Lease financing                                             3,787            3.6%
                                                      ------------   -------------

       Total loans                                    $   106,232          100.0%
                                                      ============   =============


 Note: There were no agricultural loans as of June 30, 2001


The change in mix and size of the loan portfolio from December 31, 2000 to June 30, 2001 has not increased the proportionate level of credit risk in the loan portfolio. Due to current and forecasted economic downturns, the level of risk in the loan portfolio has increased. However, management believes that this increased level of risk is not material relative to the level of risk in the past.

At June 30, 2001 there were $838,000 in non-accruing loans. There were 11 loans totaling $423,000 charged off against reserves during the first six months of 2001. There were $2,025,000 in accruing loans past due 30 days or more:
$1,020,000 past due 30 to 59 days, $181,000 past due 60 to 89 days and $824,000 past due 90 days or more. Management fully expects that diligent servicing of these loans will minimize delinquencies.

Total loan loss reserves of $1,526,000 at June 30, 2001 were 1.44% of total loans, which included $370,000 in specific allowances. The following highlights the allocations of allowances for loan losses as of June 30, 2001.


                                                                                (000S OMITTED FOR DOLLARS)

                                                                   LOAN LOSS                            PERCENT OF LOAN
                                                                   ALLOWANCE        LOAN AMOUNTS        LOSS ALLOWANCE
                                                                    AMOUNT           OUTSTANDING        TO LOAN AMOUNTS
                                                               -----------------  -----------------  ----------------------
Domestic:
      Commercial, financial and agricultural                   $            964   $         76,076           1.27%
      Real estate-construction                                               63              6,326           1.00%
      Real estate-mortgage                                                  302             19,671           1.54%
      Installment loans to individuals                                        5                372           1.25%
      Lease financing                                                        30              3,787           0.80%
Foreign                                                                       -                  -           0.00%
Off-balance sheet items and unallocated                                     162                  -            n/a
                                                               -----------------  -----------------  ----------------------

Total                                                          $          1,526   $        106,232           1.44%
                                                               =================  =================  ======================


 Note: There were no agricultural loans as of June 30, 2001





In management's opinion, the total loan reserve position is adequate relative to the overall quality of the loan portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Michigan Heritage Bank's current cash projections as of June 30, 2001 indicate adequate cash balances. The Bank has additional line of credit facilities with national lending institutions to add funding capacity. Bank management has also established a network of banks that can be used to sell or participate a portion of the Bank's loan portfolio. These techniques allow the Bank to service its business relationships and generate fee and servicing revenue.

The Company's liquidity remained adequate during the 6-month period ended June 30, 2001. Michigan Heritage Bancorp had $8,202,000 in cash and cash equivalents as of June 30, 2001 including $3,272,000 in interest bearing deposits in other banks and $3,850,000 in federal funds sold. The Bank has proven its ability to attract deposits and build a stable deposit base from which to fund loans. In addition, the Bank is now a member of the Federal Home Loan Bank of Indianapolis, Indiana and as of June 30, 2001 had $4,000,000 in notes payable to the Federal Home Loan Bank at a weighted average rate of 4.81%.

Michigan Heritage Bank is subject to various regulatory capital requirements. To be considered adequately-capitalized or well-capitalized, Michigan Heritage Bank must maintain a Tier 1 leverage capital ratio of 4.0% and 5.0%, respectively. The Bank's Tier 1 leverage capital ratios were 9.6% and 9.5% at June 30, 2001 and December 31, 2000, respectively. Michigan Heritage Bank plans to remain well-capitalized on an ongoing basis.

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


DATED: August 8, 2001