Form 10QSB
period 2001-09-30
MICHIGAN HERITAGE BANCORP INC
filed 2001-11-09
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended

SEPTEMBER 30, 2001

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

At October 31, 2001 there were 1,488,764 shares of Common Stock of the issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes: No:

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Michigan Heritage Bancorp, Inc.
Consolidated Balance Sheets
September 30, 2001 and December 31, 2000
(Unaudited)

	(000s omitted for dollars)
	September 30, 2001	December 31, 2000

ASSETS
Cash and due from banks, noninterest bearing	$1,133	$1,271
Interest bearing deposits with banks	1,111	3,981
Federal funds sold	4,900	7,400

Cash and cash equivalents	7,144	12,652
Securities available for sale	13,034	12,078
Federal Reserve Bank stock and other stock	730	419

Total investments	13,764	12,497
Loans, gross	116,273	95,137
Less: allowance for loan losses	1,734	1,887

Net loans	114,539	93,250
Total earning assets	134,314	117,128
Leasehold improvements, net	253	288
Furniture & equipment, net	487	554

Total fixed assets	740	842
Interest receivable	805	704
Deferred income taxes	412	412
Other assets	385	211

Total other assets	1,602	1,327

Total assets	$137,789	$120,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total deposits	$113,688	$106,660
Other borrowed funds	10,500	500
Other liabilities	889	1,085

Total liabilities	125,077	108,245
Stockholders’ Equity
Preferred stock—no par value; 500,000 shares authorized, none issued and outstanding	0	0
Common stock—no par value; 4,500,000 shares authorized, issued and outstanding— 1,488,764 shares	13,730	13,730
Accumulated deficit	(1,258)	(1,471)
Accumulated other comprehensive income	240	64

Total stockholders’ equity	12,712	12,323

Total liabilities and stockholders’ equity	$137,789	$120,568

Total loan loss reserve ratio	1.49%	1.98%
Total loan to asset ratio	84%	79%

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Earnings
Three and Nine Month Periods Ended
September 30, 2001 and September 30, 2000
(Unaudited)

	(000s omitted except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

OPERATING INCOME:
Interest income	$2,744	$2,430	$8,014	$7,075
Interest expense	1,581	1,430	4,751	4,056

Net interest income before provision for loan losses	1,163	1,000	3,263	3,019

Less: provision for loan losses	285	15	347	45

Net interest income after provision for loan losses	878	985	2,916	2,974
Gain on sale of securities held available for sale	0	0	44	0
Gain on sale of loans and other assets	167	14	478	28
Other income	27	28	77	83

Total other operating income	194	42	599	111

Total operating income	1,072	1,027	3,515	3,085
OTHER OPERATING EXPENSES:
Salaries and employee benefits	646	448	1,858	1,398
Occupancy expense	106	93	315	275
Equipment expense	61	53	174	172
Data processing expense	30	25	75	70
Insurance expense	13	13	33	34
Advertising/promotion expense	37	43	124	127
Office supplies and printing expense	10	10	30	31
Professional fees	87	74	237	192
FDIC assessment	5	11	30	35
Lien, recording, and other loan fees, net	45	6	112	1
Michigan single business tax	15	12	45	33
Other expense	54	67	185	169

Total other operating expense	1,109	855	3,218	2,537

Net operating income	(37)	172	297	548
Provision for federal income taxes	(19)	55	82	178

Net income	$(18)	$117	$215	$370

Per Common Share Data
Basic earnings per share	$(0.01)	$0.08	$0.14	$0.25
Diluted earnings per share	$(0.01)	$0.08	$0.14	$0.25

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Cash Flow
Nine Month Periods Ended
September 30, 2001 and September 30, 2000
(Unaudited)

	(000s omitted)
	Nine Months Ended September 30,

	2001	2000

Operating activities:
Net income	$215	$370
Adjustments to reconcile net income to net cash provided in operating activities	(672)	1,311

Net cash provided (used) by operating activities	(457)	1,681
Investing activities:
Purchase of U.S. Treasury and agency securities	(1,000)	(6,000)
Proceeds from matured or called U.S. Treasury and agency securities	3,500	3,500
Purchase of other securities	(5,905)	(2,775)
Proceeds from matured or called other securities	2,844	1,040
Purchase of Federal Reserve Bank and other stock	(305)	(34)
Purchase of leasehold improvements, furniture and equipment	(55)	(301)
Net change in gross loans	(21,158)	(8,680)

Net cash used by investing activities	(22,079)	(13,250)
Financing activities:
Increase in deposits	7,028	5,389
Payments of federal funds purchased	(500)	—
Proceeds from federal funds purchased	4,000	—
Proceeds from Federal Home Loan Bank advances	6,500	—

Net cash provided by financing activities	17,028	5,389

Decrease in cash and cash equivalents	(5,508)	(6,180)
Cash and cash equivalents at beginning of year	12,652	18,188

Cash and cash equivalents at end of period	$7,144	$12,008

Michigan Heritage Bancorp, Inc.
Notes to Financial Statements
September 30, 2001

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

The Bank provides a focused core of banking services primarily for small- to medium-size businesses, as well as to individuals. The Bank’s lending services include commercial loans, commercial real estate, equipment leasing, and residential mortgages. The new mortgage division which began operations in January 2001 offers a wide range of products including variable and fixed rate mortgage loans, home equity lines of credit and other forms of consumer lending. The Bank also formed a new, wholly-owned leasing subsidiary, MHB Leasing, Inc., which began actively booking new business in June 2001. The new entity will expand the Bank’s capabilities in equipment leasing by providing tax-oriented true leases and other structured lease products.

For commercial customers who seek additional deposit services, the Bank offers the convenience of a “Rapid Courier Service.” This service offers prearranged pick-up times for all business banking transactions. The Bank’s commercial checking accounts also offer “Sweep” capabilities with low or no fees.

Michigan Heritage Bank’s primary goal is to provide personal service with an experienced staff using state-of-the-art technology. The Bank recently introduced convenient account access through a new telephone banking service and plans to offer internet banking sometime in the future.

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

Comparative Results for the Three Months Ended September 30, 2001 and September 30, 2000

     The Company had a net loss of $18,000 for the quarter ending September 30, 2001. Net income for the same quarter last year was $117,000. The primary reason for the third quarter loss this year was a $270,000 increase in loan loss provision expense over the same quarter last year. Management believes that with the overall slowdown in the economy, especially the automotive sector, coupled with the recent tragic events of September 11, the additional loan loss provision was prudent to bring the total allowance for loan losses to a level which management believes is adequate relative to the overall quality of the loan portfolio. Net interest income before allowances for loan losses increased by $163,000 or 16% to $1,163,000 primarily due to a $19,871,000 or 19% increase in average earning assets offset partially by a reduction in net interest margin—3.68% for the third quarter 2001 compared to 3.77% for the third quarter 2000. As a combined result, net interest income after provision for loan losses decreased $107,000 or 11% to $878,000.

Other operating income increased by $152,000 or 362% to $194,000 due primarily to an increase of $153,000 in net gains on sale of loans due to the addition of the new mortgage division this year.

Other operating expenses increased by $254,000 or 30% to $1,109,000. Salaries and employee benefits increased by $198,000 to $646,000 due to additional mortgage salaries and commissions expense. Occupancy expense increased by $13,000 to $106,000 due primarily to the new mortgage center in Farmington, Michigan. Loan fees increased by $39,000 to $45,000 mostly due to the new mortgage division. All other remaining expenses increased by a net $4,000.

The resulting loss before federal income tax was $37,000 for the third quarter 2001 compared to earnings before federal income tax of $172,000 for the same quarter last year. Federal income tax was a $19,000 credit for the third quarter of 2001 compared to a $55,000 expense for the same time period last year.

Net loss per weighted average share outstanding was $0.01 for the quarter ended September 30, 2001 compared to net earnings of $0.08 per share for the same quarter last year. On a diluted basis, net loss per share was also $0.01 for the quarter ended September 30, 2001 compared to net earnings of $0.08 per share for the same quarter last year.

Comparative Results for the Nine Months Ended September 30, 2001 and September 30, 2000

Net income for the nine months ended September 30, 2001 was $215,000 compared to $370,000 for the same time period last year. Net interest income before allowances for loan losses increased by $244,000 or 8% to $3,263,000 primarily due to a $15,098,000 or 15% increase in average earning assets offset partially by a reduction in net interest margin—3.66% for the first nine months of 2001 compared to 3.88% for the first nine months of 2000. Provision for loan losses increased by $302,000 to $347,000 primarily due to third quarter 2001 loan loss provisions of $285,000 to bring the total allowance for loan losses to a level which management believes is adequate relative to the overall quality of the loan portfolio. As a combined result, net interest income after provision for loan losses decreased $58,000 or 2% to $2,916,000.

Other operating income increased by $488,000 or 440% to $599,000 due primarily to an increase of $450,000 in net gains on sale of loans due to the addition of the new mortgage division this year and a $44,000 net gain on sale of securities held available for sale. Other miscellaneous income decreased by $6,000.

Other operating expenses increased by $681,000 or 27% to $3,218,000. Salaries and employee benefits increased by $460,000 to $1,858,000 due to additional mortgage salaries and commissions expense. Occupancy expense increased by $40,000 to $315,000 due primarily to the new mortgage center in Farmington, Michigan. Professional fees increased by $45,000 mostly due to loan related legal fees. Other loan fees increased by $111,000 mostly due to the operation of the new mortgage division this year. All other remaining expenses increased by a net $25,000 primarily due to increases in data processing expense, Michigan single business tax, travel expenses, correspondent bank service charges and ATM related fees.

The resulting income before federal income tax decreased by $251,000 to $297,000 compared to the same period last year. Federal income tax was $82,000 for the first nine months of 2001 compared to $178,000 for the same time period last year.

Net income per weighted average share outstanding was $0.14 for the nine months ended September 30, 2001 compared to $0.25 per share for the same period last year. On a diluted basis, net income per share was also $0.14 for the nine months ended September 30, 2001 compared to $0.25 per share for the same period last year.

Balance Sheet Change—September 30, 2001 From December 31, 2000

Total assets increased by $17,221,000 or 14% to $137,789,000 from December 31, 2000 to September 30, 2001. Gross loans for the same nine-month time period increased by $21,136,000 or 22% to $116,273,000. The growth in loans was funded primarily from deposits, borrowed funds, and cash and cash equivalents. Deposits increased by $7,028,000 or 7% to $113,688,000. Borrowed funds increased by $10,000,000 to $10,500,000 in the form of $6,500,000 in notes payable to the Federal Home Loan Bank and $4,000,000 in federal funds purchased at September 30, 2001—there were only $500,000 in federal funds purchased at December 31, 2000. Cash and cash equivalents decreased by $5,508,000 or 44% to $7,144,000 primarily due to a $2,500,000 reduction in federal funds sold and a $2,870,000 reduction in interest bearing balances with banks.

Loans and Allowances for Loan Losses

The categories of loans outstanding at September 30, 2001 in dollars and as a percentage of total loans are as follows:

	(000s omitted for dollars)
		Pct of total
Loan Category	Amount	loans

Commercial, financial and agricultural	$82,970	71.4%
Real estate-construction	6,169	5.3%
Real estate-mortgage	21,332	18.3%
Installment loans to individuals	352	0.3%
Lease financing	5,450	4.7%

Total loans	$116,273	100.0%

     Note: There were no agricultural loans as of September 30, 2001

The existing and forecasted economic downturns exacerbated by the tragic events of September 11 have increased the current perceived level of risk in the loan portfolio. However, management believes that the $285,000 loan loss provision expensed during the third quarter of this year brought the total allowance for loan losses to an adequate level relative to the current overall quality of the loan portfolio. In addition, the level of credit risk in the loan portfolio has not changed proportionately with the change in mix and size of the loan portfolio for the first nine months of 2001.

At September 30, 2001 there were $1,166,000 in non-accruing loans. There were 13 loans totaling $502,000 charged off against reserves during the first nine months of 2001. There were $2,294,000 in accruing loans past due 30 days or more: $709,000 past due 30 to 59 days, $252,000 past due 60 to 89 days and $1,333,000 past due 90 days or more. Management fully expects that diligent servicing of these loans will minimize delinquencies.

Total loan loss reserves of $1,734,000 at September 30, 2001 were 1.49% of total loans, which included $623,000 in specific allowances. The following highlights the allocations of allowances for loan losses as of September 30, 2001.

	(000s omitted for dollars)
	Loan loss		Percent of loan
	allowance	Loan amounts	loss allowance
	amount	outstanding	to loan amounts

Domestic:
Commercial, financial and agricultural	$1,320	$82,970	1.59%
Real estate-construction	64	6,169	1.04%
Real estate-mortgage	242	21,332	1.13%
Installment loans to individuals	4	352	1.25%
Lease financing	44	5,450	0.80%
Foreign	—	—	0.00%
Off-balance sheet items and unallocated	60	—	n/a

Total	$1,734	$116,273	1.49%

     Note: There were no agricultural loans as of September 30, 2001

Liquidity and Capital Resources

Michigan Heritage Bank’s current cash projections as of September 30, 2001 indicate adequate cash balances. The Bank has additional line of credit facilities with national lending institutions to add funding capacity. Bank management has also established a network of banks that can be used to sell or participate a portion of the Bank’s loan portfolio. These techniques allow the Bank to service its business relationships and generate fee and servicing revenue.

The Company’s liquidity remained adequate during the nine-month period ended September 30, 2001. Michigan Heritage Bancorp had $7,144,000 in cash and cash equivalents as of September 30, 2001 including $1,111,000 in interest bearing deposits in other banks and $4,900,000 in federal funds sold. The Bank has proven its ability to attract deposits and build a stable deposit base from which to fund loans. In addition, as of September 30, 2001, the Bank had $6,500,000 in notes payable to the Federal Home Loan Bank at a weighted average rate of 4.43%.

Michigan Heritage Bank is subject to various regulatory capital requirements. To be considered adequately-capitalized or well-capitalized, Michigan Heritage Bank must maintain a Tier 1 leverage capital ratio of 4.0% and 5.0%, respectively. The Bank’s Tier 1 leverage capital ratios were 9.0% and 9.5% at September 30, 2001 and December 31, 2000, respectively. Michigan Heritage Bank plans to remain well-capitalized on an ongoing basis.

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

DATED: October 31, 2001