Form 10KSB40
period 2001-12-31
MICHIGAN HERITAGE BANCORP INC
filed 2002-03-08
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

DECEMBER 31, 2001

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recently completed fiscal year: $11,681,000

The aggregate market value of the voting and no-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 27, 2002 was $8,858,146.

As of February 27, 2002, there were 1,488,764 shares of Common Stock of the Issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes: [   ] No: [X]

Portions of the registrant’s Proxy Statement for its 2001 Annual Meeting of Shareholders to be held April 18, 2001, to the extent expressly so stated herein, are incorporated by reference into Part III of this Report.

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

The Bank’s present lending activities are primarily focused on commercial real estate, commercial term loans, and to a lessor extent, commercial equipment financing to businesses secured by the assets of the borrower. The Bank originates loans and leases both directly and through third party referral sources such as leasing companies and mortgage brokers, many of whom are known to management. The bank’s retail strategy focuses on single-family mortgage loans, home equity loans, and, to a lesser extent, other forms of consumer lending. The Bank offers both ATM and debit cards, competitive rates on various deposit products and other attractive products and services. The Bank also offers telephone banking. These services reflect the Bank’s intended strategy of serving small- to medium-sized businesses and individual customers in its market area.

In 1997, the Bank opened its main office in the rapidly developing Haggerty Road corridor in the southeast corner of Novi, Michigan. The Bank leases and has renovated a former bank branch building. The communities that comprise the Bank’s primary service area are Novi, Farmington, Farmington Hills, Livonia, Northville, Northville Township, and Troy. Management believes these communities have an expanding and diverse economic base, which includes a wide range of small- to medium-sized businesses engaged in manufacturing, high technology research and development, computer services and retail. The Bank’s secondary service area is the remaining portions of Oakland County and Wayne County not included within the primary service area.

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

During 2001, the Bank formed a mortgage division and hired a team of mortgage professionals to generate single family residential loans and related products. Also during 2001, the Bank formed a wholly-owned leasing subsidiary, MHB Leasing, Inc., which has enabled the Bank to strategically affiliate with business partners to generate lease transactions and fee income.

In October 2001, the Bank, upon receiving regulatory approval, designated the Farmington Hills branch as its new principal main office and the former main office located in Novi was designated as a branch office.

Lending

The Bank’s lending activities include commercial equipment leases, direct financing leases, commercial loans, commercial real estate loans, residential mortgage loans, home equity loans, and consumer installment loans. The Bank considers a loan or lease impaired when it is probable that all interest and principal will not be collected. For the period ended December 31, 2001, impaired loans and leases were $840,000. Specific allowances for impaired credits were $170,000 at year-end 2001. Management believes the total specific allowances for impaired credits will adequately provide for expected charge-offs.

The general downturn in the economy exacerbated by the tragic events of September 11 has, in management’s opinion, required a higher loan loss provision of $877,000 for 2001 as compared to $60,000 in 2000. Of the $877,000 loan loss provision expensed in 2001, $283,000 was allocated for a national retailer credit. While this loan is currently performing satisfactorily, deterioration in its financial condition has occurred which management believes warrants the additional reserve.

Management is not aware of any other potential problem loans or leases which could have a material effect on the Bank’s operating results, liquidity, or capital resources. Furthermore, except as noted, management is not aware of any other factors that it believes would cause future net loan or lease charge-offs, in total and by credit category, to significantly differ from those experienced by institutions of similar size.

The following table sets forth outstanding loan and lease balances at December 31, 2001 and 2000, by category of credit.

	($ in 000s)
	Amount as of December 31,

Type of Loan or Lease	2001	2000

Commercial, financial and agricultural	$84,817	$76,804
Real estate— construction	3,870	2,985
Real estate— mortgage	15,709	11,349
Home equity	4,611	1,865
Installment loans to individuals	373	301
Lease financing	9,985	1,833

Total loans and leases	$119,365	$95,137

The Bank has made only domestic loans.

Allowance for Credit Losses

The following table summarizes changes in the allowance for credit losses arising from additions to the allowance which have been charged to expense, selected ratios, and the allocation of the allowance for credit losses.

	($ in 000s)
	Amount as of December 31,

	2001	2000

Average loans and leases outstanding	106,090	85,789
Total loans and leases at year end	119,365	95,137
Allowance for credit losses at beginning of period	1,887	1,987
Provision charged to expense	877	60
Loan and lease charge-offs during the period	964	160
Loan and lease recoveries during the period	2	0
Allowance for credit losses at end of year	1,802	1,887
Ratio of net charge-offs during the period to average loans and leases outstanding	0.91%	0.19%
Allowance for credit losses as a percentage of loans and leases at period end	1.51%	1.98%
Specific allowance for impaired loans and leases	170	124
Unallocated allowance	1,632	1,763
Total allowance for credit losses	1,802	1,887

In each accounting period, the allowance for credit losses is adjusted by management to the amount necessary to maintain the allowance at adequate levels. Through its credit department, management attempts to allocate specific portions of the allowance for credit losses based on specifically identifiable problem credits. Management’s evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the portfolio and general economic conditions.

The primary risk element considered by management with respect to each installment and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor’s rights in order to preserve the Bank’s position. The primary risk elements with respect to commercial loans and leases are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing periodic financial statements from its commercial loan and lease customers. There can be no assurance that the Bank will not sustain losses in any given period which could be substantial in relation to the size of the allowance for credit losses.

Deposits

     The following summarizes certain information regarding deposits with the Bank.

		($ in 000s)
	For the Year Ended December 31,

	2001		2000

	Average	Rate	Average	Rate
Type of Deposit	Amount	Paid (%)	Amount	Paid (%)

Noninterest bearing demand deposits	$2,560	0.00	$1,858	0.00
Interest bearing checking and and money market deposits	12,274	3.85	9,084	4.58
Savings deposits	48	2.08	19	3.00
Time deposits	92,004	6.01	86,251	6.14

Total deposits	$106,886	5.62	$97,212	5.88

The Bank has no foreign banking offices.

Company Selected Financial Information

The following table contains selected financial information for the Company:

	($ in 000s except per share data)

For the years ended December 31,	2001	2000	1999	1998	1997

Net interest income before provision for credit losses	$4,614	$4,083	$3,403	$2,440	$896
Net income (loss)	$110	$504	$475	$(113)	$(602)
Net income (loss) per diluted share of common stock	$0.07	$0.34	$0.36	$(0.09)	$(0.57)
Cash dividends declared per common share of stock	—	—	—	—	—
Dividend payout ratio	n/a	n/a	n/a	n/a	n/a
Total assets at year-end	$143,529	$120,568	$108,887	$100,267	$51,438
Total stockholders’ equity at year-end	$12,514	$12,323	$11,718	$10,041	$10,145
Total average assets	$126,101	$110,036	$102,935	$74,321	$26,220
Total average stockholders’ equity	$12,659	$12,010	$10,566	$10,358	$8,591
Return on average total assets	0.09%	0.46%	0.46%	-0.15%	-2.30%
Return on average stockholders’ equity	0.87%	4.20%	4.50%	-1.09%	-7.01%
Average equity to average assets	10.04%	10.91%	10.26%	13.94%	32.77%

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

The Bank is a Michigan banking corporation and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”) under the Bank Insurance Fund. As a FDIC-insured, Michigan-chartered bank, and a member of the Federal Reserve System, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the Federal Reserve Board, as the Bank’s primary federal regulator. These agencies and federal and state law extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans and leases, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts and the safety and soundness of banking practices.

Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans and leases, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC deposit insurance funds, the depositors of the Bank and the public, rather than shareholders of the Bank or the Company.

Federal law and regulations, including provisions added by the Federal Deposit Insurance Corporation Improvement Act of 1991 and regulations promulgated thereunder, establish supervisory standards applicable to the operation, management and lending activities of the Bank, including internal controls, credit documentation, credit underwriting, interest rate exposure, asset growth, compensation and loan-to-value ratios for credits secured by real property.

Employees

At December 31, 2001, the Company employed 36 people on a full-time basis at the Bank. Over the next 12 months, management does not expect to appreciably add additional full-time people to the Bank. The Bank has retained Harrison Capital Corporation to assist in managing MHB Leasing, Inc. on a contractual basis.

Competition

The Company and the Bank face strong competition for deposits, loans and leases and other financial services from numerous Michigan and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, equipment leasing companies, insurance companies, mutual funds, and other lending sources and investment alternatives. Some of the financial institutions and financial service organizations with which the Bank will compete are not subject to the same degree of regulation as the Bank. Many of the financial institutions aggressively compete for business in the Bank’s market areas.

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

Item 2. Description of Properties.

The Bank leases a 3,000 square foot building at 21211 Haggerty Road, Novi, Michigan 48375 originally for use as its main office but in 2001 the Novi location was designated a branch office. The Company also used the same building as its headquarters from inception until December 1999. The lease term extends until June 30, 2002, at an annual rent of $45,000. The building was originally built in 1988 to be a bank branch and has one drive-up window and three drive-up bays. The building has substantial on-site parking. There is one entrance/exit on Haggerty Road as well as a rear exit to Orchard Hill Place. Access to the main office is available to Oakland and Wayne County residents by using I-275, I-96, I-696, and Grand River Avenue. A renewed lease is currently being negotiated by management.

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

During 2001, the Bank leased approximately 2,500 square feet of office space at 33312 Grand River, Farmington, MI 48336 for its newly formed mortgage division at an annual cost of $25,800. The lease was on a month-to-month basis, and in February 2002, the mortgage division was relocated to the Novi branch office.

All of the Bank’s facilities are in good physical condition.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Stock and Related Stockholder Matters.

The Company’s common stock is traded in the over-the-counter market and quotations are reported on the OTC Bulletin Board under the symbol “MHBC.” There were approximately 72 holders of record as of December 31, 2001. Included among the 72 holders of record are investment firms with an undetermined number of clients owning the Company’s common stock. The Company paid a 10% common stock dividend on June 15, 1998. There were no cash dividends paid during 2001 and 2000.

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

The following sets forth the quarterly high and low bid price per share during each of the four quarters in 2001 and 2000. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

High/Low

2001	4th Quarter	$6.00/$5.00
	3rd Quarter	$6.00/$5.20
	2nd Quarter	$5.25/$4.25
	1st Quarter	$5.63/$4.00

2000	4th Quarter	$4.38/$3.94
	3rd Quarter	$4.88/$3.94
	2nd Quarter	$5.50/$3.13
	1st Quarter	$4.88/$3.25

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion addresses material factors affecting the financial condition and results of the Company. This discussion should be read in conjunction with the audited financial statements, footnotes and supplemental financial data presented elsewhere in this report.

The Company was in the development stage during 1996 and the first two months and nine days of 1997. The Company completed an initial public offering of common stock during February and March 1997. On March 10, 1997, Michigan Heritage Bank opened for business. As of December 31, 2001, the Bank has been operational almost 58 months and has completed its fourth full fiscal year of operations.

Results of Operations

Year 2001 Compared to Year 2000

The Company earned $110,000 in net profits for 2001, a $394,000 reduction from 2000 which was primarily the result of $817,000 additional credit loss provisions expensed during 2001 compared to 2000. Management believes that the additional credit loss provisions in 2001 were necessary to adequately provide for an estimate of inherent losses in the exiting loan and lease portfolio at 2001 year end. The additional credit loss provisions were offset partially by an increase in net interest income before credit losses of $531,000 or 13% to $4,614,000. The increase resulted from earning asset growth and a lower cost of funds. Also, other income increased $651,000 due mostly to additional gains on mortgage loans sold. Other expenses increased by $976,000 primarily due to increases in commissions, loan and lease expenses, and number of employees. Provision for federal income taxes applicable to operating income decreased $217,000. Quarterly net results for 2001 were net profits of $130,000 and $103,000 for the first and second quarters, respectively, and net losses of $18,000 and $105,000 for the third and fourth quarters, respectively.

Year 2000 Compared to Year 1999

The Company earned $504,000 in net profits for 2000, a $29,000 improvement over 1999. Net interest income after provision for credit losses increased by $1,692,000 or 73% to $4,023,000 for 2000 due to increases in both the volume and net interest margin of average earning assets and a reduction in the provision for credit loss expense. Other income decreased by $1,933,000 to $177,000 due primarily to reductions in operating lease rental income, gain on sale of the operating lease equipment, and gain on sale of loans and leases. Other expenses decreased by $215,000 to $3,463,000. Increases in salaries and employee benefits and occupancy expense were more than offset by reductions in depreciation of property on operating lease and provision of other asset losses. Quarterly net profits for 2000 were $130,000, $123,000, $117,000, and $134,000 for the first, second, third, and fourth quarters, respectively. Quarterly net profits for 1999 were $114,000, $120,000, $111,000, and $130,000 for the first, second, third, and fourth quarters, respectively.

Quarterly Summary

The Company’s quarterly consolidated net interest income before provision for credit losses, operating income, net income, and net earnings (loss) per share are summarized below for years 2001, 2000, and 1999. Total operating income is net interest income after provision for credit losses plus other operating income. The addition of 223,765 shares of common stock from a rights offering of common stock completed in October 1999 affected net earnings per share in the fourth quarter of 1999.

	($ in 000s Except per Share Earnings)

	2001	2000	1999

Net Interest Income Before
Provision for Credit Losses

1st Quarter	$1,033	$980	$854
2nd Quarter	1,067	1,039	857
3rd Quarter	1,163	1,000	827
4th Quarter	1,351	1,064	865

Total Net Interest Income	$4,614	$4,083	$3,403

Total Operating Income

1st Quarter	$1,190	$1,006	$1,031
2nd Quarter	1,253	1,052	956
3rd Quarter	1,072	1,027	1,188
4th Quarter	1,050	1,115	1,266

Total Operating Income	$4,565	$4,200	$4,441

Consolidated Net Income

1st Quarter	$130	$130	$114
2nd Quarter	103	123	120
3rd Quarter	(18)	117	111
4th Quarter	(105)	134	130

Total Net Income	$110	$504	$475

Net Earnings (Loss) per Share

1st Quarter	$0.09	$0.09	$0.09
2nd Quarter	0.06	0.08	0.09
3rd Quarter	(0.01)	0.08	0.09
4th Quarter	(0.07)	0.09	0.09

Total Net Earnings (Loss) per Share	$0.07	$0.34	$0.36

Return on Average Equity and Average Assets

For 2001, the return on average equity was 0.87% compared to 4.20% for 2000 and 4.50% for 1999. The return for average assets for 2001 was 0.09% and 0.46% for both 2000 and 1999. While there have been no cash dividends paid to date, the Board of Directors declared and distributed a 10% common stock dividend during the second quarter of 1998.

Balance Sheet Comparisons at Year End—2001 Compared to 2000

The Company’s total assets at December 31, 2001 were $143,529,000 compared to $120,568,000 at the end of 2000, an increase of $22,961,000 or 19%. Gross loans and leases increased by $24,228,000 or 25% to $119,365,000 at the end of 2001. The loan and lease increase was funded mostly by deposits and borrowed funds. Deposits increased by $4,592,000 or 4% to a 2001 year-end balance of $111,252,000. Federal Home Loan Bank borrowings were $13,500,000 and federal funds purchased were $5,000,000 at 2001 year end. Federal funds borrowed at the end of 2000 were $500,000 and there were no Federal Home Loan Bank borrowings at 2000 year end. Cash and cash equivalents were $6,732,000 at the end of 2001, a decrease of $5,920,000 from 2000 year end. The $5,920,000 decrease was comprised mostly of interest bearing deposits with banks and federal funds sold which were reallocated to higher yielding investments, loans and leases.

As of December 31, 2001, the Bank had reserves for possible credit losses of 1.51% of gross loans and leases outstanding. During 2001, management provided an additional $283,000 in reserves for a national retailer credit with an outstanding balance of $873,000 as of March 5, 2002. While currently performing satisfactorily, deterioration in its financial condition has occurred which, in management’s opinion, warrants the additional reserves. The national retailer is making efforts to restructure itself in an extremely competitive environment and stressed economy. In addition, the current downturn in both the economy in general and the local automotive industry in particular—both exacerbated by the tragic events of September 11—together with net charge-offs during the year have been taken into account by management while reviewing the adequacy of credit loss reserves. Furthermore, outstanding gross loans and leases have increased $24,228,000 requiring additional reserves. As a result, management has provided, in addition to the $283,000 for the national retailer credit stated above, an additional $594,000 in reserves during 2001. Management believes that the resulting $1,802,000 credit reserve at year-end 2001 is adequate relative to the overall quality of the loan and lease portfolio.

At 2001 year end, specific allowances of $170,000 were allocated for impaired loans and leases classified by management of $840,000. At the end of 2000, specific allowances of $124,000 were allocated for impaired loans and leases classified by management of $265,000. During 2001, there were $962,000 in net charge-offs. In 2000, there were $160,000 in net charge-offs and in 1999, there were $901,000 in net charge-offs primarily due to a single customer situation. There were no charge-offs during 1998 or 1997.

The Bank’s loan and lease portfolio at the end of 2001 and 2000 by category and as a percentage of total loans and leases outstanding is summarized below.

	($ in 000s)
	December 31,

	2001		2000

		% of		% of
Type of Loan or Lease	Outstanding	Total	Outstanding	Total

Commercial loans discounted	$44,780	37.4%	$56,937	59.9%
Commercial loans direct	2,844	2.4%	5,091	5.4%
Commercial lines of credit	13,465	11.3%	6,691	7.0%
Commercial— construction	4,203	3.5%	—	0.0%
Commercial real estate	19,525	16.4%	8,085	8.5%
Real estate— construction	3,870	3.2%	2,985	3.1%
Real estate— mortgage	15,709	13.2%	11,349	11.9%
Home equity	4,611	3.9%	1,865	2.0%
Installment loans and other	373	0.3%	301	0.3%
Lease financing	9,985	8.4%	1,833	1.9%

Total loans and leases	$119,365	100.0%	$95,137	100.0%

Loans and leases were funded primarily by deposits consisting mostly of time deposits which represented 80% of total deposits at 2001 year end compared to 91% of total deposits at 2000 year end. Additional loan and lease information can be found elsewhere in this report in the Notes to Consolidated Financial Statements.

Net Interest Income Analysis

The largest source of the Company’s revenues is net interest income. Net interest income is the spread between interest income on loans, leases and investments and interest expense on deposits and borrowed funds. Two statistics used to measure net interest income are (1) net interest spread and (2) net interest margin. Net interest spread is the difference between the average yield on interest-earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin is expressed as net interest income divided by average interest-earning assets. Net interest margin is greater than net interest spread due to the interest income earned on interest-earning assets funded by non-interest-bearing liabilities such as non-interest bearing demand deposits, escrow accounts and stockholders’ equity.

The following table presents the Company’s average balance sheets, net interest spread and net interest margin for the three years ended December 31, 2001, 2000, and 1999. Net interest income for 2001 increased $531,000 or 13% to $4,614,000. Net interest income for 2000 increased $680,000 or 20% to $4,083,000 compared to $3,403,000 for 1999.

Consolidated Average Balance Sheets	2001			2000			1999
and Analysis of Net Interest Income
(Taxable Equivalent Basis)			Average			Average			Average
For the Years Ended December 31,	Average		Yield/	Average		Yield/	Average		Yield/
($ in 000s)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing balances in other banks	$2,189	$96	4.39%	$3,398	$211	6.21%	$3,574	$182	5.09%
Federal funds sold	2,194	109	4.97	6,556	408	6.22	8,156	409	5.01
Investment securities	13,113	788	6.01	13,243	866	6.54	5,872	322	5.48
Loans and leases, net	106,090	9,768	9.21	85,789	8,310	9.69	82,523	7,473	9.06
Loans held for sale	1,091	92	8.39	—			—

Total earning assets	124,677	10,853	8.70	108,986	9,795	8.99	100,125	8,386	8.38
Cash and due from banks	1,054			945			811
Allowance for credit losses	(1,773)			(1,988)			(1,682)
Operating lease equipment, net	—			—			1,831
Other assets	2,143			2,093			1,850

Total assets	$126,101			$110,036			$102,935

Liabilities and Stockholders’ Equity
Interest on checking and Money market deposit accounts	$12,274	$473	3.85%	$9,084	$416	4.58%	$8,001	$360	4.50%
Savings deposits	48	1	2.08	19	1	3.00	36	1	2.78
Other time deposits less than $100,000	49,694	2,952	5.94	57,831	3,487	6.03	60,059	3,362	5.60
Time deposits $100,000 and greater	42,310	2,581	6.10	28,420	1,808	6.36	21,982	1,259	5.73
Borrowed funds	5,769	232	4.02	4	0	6.88	14	1	5.25

Total interest bearing liabilities	110,095	6,239	5.67	95,358	5,712	5.99	90,092	4,983	5.53

Other deposits, non-interest bearing	2,560			1,858			1,670
Other liabilities	787			810			607
Stockholders’ equity	12,659			12,010			10,566

Total liabilities and stockholders’ equity	$126,101			$110,036			$102,935

Net interest income		$4,614			$4,083			$3,403

Net interest rate spread			3.03%			3.00%			2.85%

Cost of earning assets			5.00%			5.24%			4.98%

Net interest margin			3.70%			3.75%			3.40%

Net interest-earning assets to interest-bearing liabilities	113%			114%			111%

Net income after taxes	$110			$504			$475

Return on equity	0.87%			4.20%			4.50%

Return on assets	0.09%			0.46%			0.46%

Dividend payout ratio	—%			—%			—%

Equity to assets ratio	10.04%			10.91%			10.26%

The 3.70% net interest margin for 2001 is a 0.05% or 5 basis points (“bps”) decrease from 2000. While the yield on earning assets went down 29 bps in 2001, 8.70% compared to 8.99%, due to a change in mix of earning assets and a lower rate environment, the cost of earning assets also went down 24 bps, 5.00% in 2001 compared to 5.24% in 2000. The 24 bps reduction is primarily the result of (1) certificates of deposits being repriced during 2001 at lower rates, (2) the Bank utilizing low cost Federal Home Loan Bank borrowings, and (3) the successful efforts of the Bank to increase the outstanding balances of checking, escrow, and money market demand accounts by $11,770,000 or 116%, $21,874,000 compared to $10,104,000 at year-end 2001 and 2000, respectively.

The 3.75% net interest margin for 2000 is a 35 bps increase from the 3.40% net interest margin for 1999. While the yield on earning assets went up 61 bps in 2000, 8.99% compared to 8.38%, the cost of earning assets also went up 26 bps to 5.24% in 2000 compared to 4.98% in 1999 primarily due to higher costs of time deposits in 2000 compared to 1999 The ratio of net interest-bearing assets to interest-bearing liabilities was 113%, 114%, and 111% for 2001, 2000, and 1999, respectively.

The net interest spread for 2001 of 3.03% increased 3 bps over the 3.00% spread for 2000. The average yield on earning assets of 8.70% decreased 29 bps from 2000 primarily due to the change in mix of earning assets and a lower rate environment. The 5.67% cost of interest-bearing liabilities for 2001 decreased 32 bps from 5.99% in 2000 due primarily to higher costing time deposits being repriced at lower rates in 2001 and new time deposits being acquired at rates lower than existing time deposits. In addition, the Bank successfully increased the outstanding balances of lower costing checking, escrow, and money market demand accounts at 2001 year end by $11,770,000 or 116%.

The net interest spread for 2000 of 3.00% increased 15 bps over the 2.85% spread for 1999. The 2000 average yield on earning assets of 8.99% increased 61 bps from 1999 primarily due to the change in mix of earning assets and higher yields. The 5.99% cost of interest-bearing liabilities for 2000 increased 46 bps from 5.53% in 1999 due primarily to higher costing time deposits in 2000. The cost of interest-bearing liabilities for 2000 and 1999 reflect slightly higher market rates being paid on time deposits. These higher rates were paid to attract and retain depositors since the Bank was relatively new.

An analysis of the Company’s changes in net interest income is presented in the next table. The $531,000 net interest income increase in 2001 resulted primarily from a $676,000 increase due to increases in average balances partially offset by a $433,000 decrease due to changes in yields received on earning assets and rates paid on funds provided, and there was a $288,000 increase due to a change in the mix. The $680,000 net interest income increase in 2000 resulted primarily from a $320,000 increase due to increases in average balances, $318,000 increase due to changes in yields received on earning assets and rates paid on funds provided, and a $42,000 increase due to a change in the mix. Loan and lease fee income included in loan and lease interest income was $625,000, $501,000, and $276,000 for 2001, 2000, and 1999, respectively. Average balances of nonaccrual loans and leases for 2001 were $796,000 which reduced 2001 net interest income by approximately $73,000. Nonaccrual loans and leases had an insignificant effect on 2000 and 1999 net interest income due to the average amount of nonaccrual credits being insignificant for 2000 and 1999.

Analysis of Net Interest Income Changes
(Taxable Equivalent Basis)
($ in 000s)

	2001 Compared to 2000				2000 Compared to 1999

	Volume & Yield/Rate				Volume & Yield/Rate
	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total

Increase (Decrease) in Interest Income
Interest bearing balances in other banks	$(75)	$(62)	$22	$(115)	$(9)	$40	$(2)	$29
Federal funds sold	(271)	(82)	54	(299)	(80)	99	(20)	(1)
Taxable investment securities	(9)	(70)	1	(78)	404	62	78	544
Loans and leases, net	1,966	(411)	(97)	1,458	296	521	20	837
Loans held for sale	—	—	92	92	—	—	—	—

Total interest income change	1,611	(625)	72	1,058	611	722	76	1,409
Increase (Decrease) in Interest Expense
Interest on checking and Money market deposit accounts	146	(66)	(23)	57	49	6	1	56
Savings deposits	1	—	(1)	—	—	—	—	—
Other time deposits less than $100,000	(491)	(52)	8	(535)	(125)	259	(9)	125
Time deposits $100,000 and greater	883	(74)	(36)	773	368	139	42	549
Borrowed funds	396	—	(164)	232	(1)	—	—	(1)

Total interest expense change	935	(192)	(216)	527	291	404	34	729

Net interest income change	$676	$(433)	$288	$531	$320	$318	$42	$680

A time deposit maturity analysis as of December 31, 2001 is presented in the following table.

Time Deposit	Under $100,000		$100,000 & Over		Total Time Deposits
Maturity Analysis
As of December 31, 2001	Amount	%	Amount	%	Amount	%

Maturing in:
3 mos or less	$9,223	5.58%	$7,736	6.07%	$16,959	5.80%
4-6 mos	7,763	5.04%	5,735	5.47%	13,498	5.22%
7-12 mos	11,849	4.65%	15,681	5.30%	27,530	5.02%
Greater than 12 mos	10,524	5.01%	20,751	4.91%	31,275	4.94%

TOTAL	$39,359	5.04%	$49,903	5.28%	$89,262	5.17%

The following table summarizes on a consolidated basis, investments as of December 31, 2001 and 2000. The amortized cost of securities increased by $2,112,000 or 17% ($14,512,00 for year-end 2001 compared to $12,400,000 for year-end 2000) and the overall yield at year end decreased 84 bps (5.82% for 2001 compared to 6.66% for 2000). This decrease was primarily due to reinvesting maturing securities and adding additional volume during 2001 at lower yields.

Maturities of Securities
December 31, 2001 and December 31, 2000
At Amortized Cost and Taxable Equivalent Basis
($ in 000s)

	Maturity		1 - 5 Year		6 - 10 Year		Over 10 Year
	Under 1 Year		Maturity		Maturity		Maturity		Total

December 31, 2001	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities Available for Sale (a):
U.S. Treasury	$500	6.23%	$533	3.42%	$—	—%	$—	—%	$1,033	4.78%

U.S. Government agencies and corporations	1,748	5.79	498	4.90	—	—	—	—	2,246	5.59

States and political subdivisions	—	—	3,014	5.96	1,810	6.38	—	—	4,824	6.12

Other bonds, notes and debentures	502	7.18	2,813	5.56	—	—	—	—	3,315	5.81

Subtotal	2,750	6.13	6,858	5.52	1,810	6.38	—	—	11,418	5.80

Mortgage backed securities (b)	—	—	—	—	—	—	—	—	2,089	5.55

Total	$2,750	6.13%	$6,858	5.52%	$1,810	6.38%	—	—%	$13,507	5.76%

	Maturity		1 - 5 Year		6 - 10 Year		Over 10 Year
	Under 1 Year		Maturity		Maturity		Maturity		Total

December 31, 2000	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities Available for Sale (a):
U.S. Treasury	$501	6.23%	$500	6.23%	$—	—%	$—	—%	$1,001	6.23%

U.S. Government agencies and corporations	3,490	6.44	1,249	6.51	—	—	1,000	6.50	5,739	6.47

States and political subdivisions	200	7.15	1,176	6.97	852	6.96	170	7.04	2,398	6.99

Other bonds, notes and debentures	1,098	6.77	1,745	7.05	—	—	—	—	2,843	6.94

Total	$5,289	6.52%	$4,670	6.80%	$852	6.96%	$1,170	6.58%	$11,981	6.66%

(a)	There were no securities Held to Maturity as of December 31, 2001 and 2000. Expected maturities will differ from contractual maturities. Issuers may have the right to call or prepay obligations.

(b)	Mortgage backed securities have monthly principal and interest payments which may widely vary depending on current and future rates and other factors influencing mortgage prepayment speeds and are listed here as a total only.

Other Income Analysis

For the year 2001, other income increased by $651,000 to $828,000 resulting mostly from additional gains on loans and leases sold in 2001 of $609,000 primarily from the Bank’s new mortgage division and a $44,000 gain on securities sold. Other remaining income decreased $2,000.

For the year 2000, other income decreased by $1,933,000 to $177,000 resulting primarily from the termination of an operating lease and sale of the related operating lease equipment in December 1999. In 1999, the Company reported $1,236,000 of operating lease rental income from this lease and realized a gain on sale of the equipment of $500,000. Gain on sale of loans and leases also decreased by $198,000 due to less loans and leases sold in 2000 as compared to 1999 and other income increased by $1,000.

Other Expense Analysis

In 2001, other expenses increased by $976,000 to $4,439,000. Salaries and employee benefits increased by $633,000 to $2,534,000 due to increases in mortgage commission expense and 4 net additional employees added in 2001. Occupancy expense increased by $17,000 to $423,000 due primarily to additional overhead expenses relating to the new mortgage division formed in 2001. Equipment expense went up by $19,000 due mostly to additional equipment rent expense and data processing expense increased by $18,000 mostly due to increases in volume and software enhancements. Professional fees went up by $107,000 due to increases in legal fees relating primarily to loans and leases and management fees for MHB Leasing, Inc., the Bank’s wholly-owned subsidiary formed in 2001. Other loan and lease expense increased by $147,000 mostly due to the increased volume in mortgage loans and Michigan single business tax went up by $15,000. Marketing expense went down by $19,000 and remaining other expenses increased by a net $39,000 due to increases in correspondent bank fees, ATM processing fees, membership fees, and other miscellaneous expenses. Federal income taxes decreased by $217,000.

In 2000, other expenses decreased by $215,000 to $3,463,000. Salaries and employee benefits increased by $528,000 to $1,901,000 due primarily to increases in commission and employee insurance expense and 7 net additional employees added in 2000. Occupancy expense increased by $224,000 to $406,000 due to additional overhead expenses relating to the new headquarters the Bank moved into in December 1999 and the third branch which opened in January 2000. However, depreciation of property on operating lease decreased by $974,000 due to the sale of the operating lease equipment in December 1999. Other expenses increased by a net $7,000. Federal income taxes decreased by $55,000 due partially to tax exempt income in 2000—there was no tax exempt income in 1999.

Liquidity and Capital Resources

The Company’s current cash projections indicate adequate cash balances as of December 31, 2001. The Bank has credit facilities with national lending institutions to add funding capacity through overnight borrowings. Management has also established a network of banks that can be used to sell or participate a portion of its loan and lease portfolio. These techniques allow the Bank to service its business relationships and generate fee and servicing revenue.

The Company’s liquidity remained adequate throughout 2001. As of December 31, 2001, the Bank had $6,732,000 in cash and cash equivalents including $5,700,000 in federal funds sold. In addition, investment securities with a total market value of $13,727,000 are all available for sale. The Bank has also proven its ability to attract deposits and build a stable deposit base from which to fund loans. In addition, the Bank is a member of the Federal Home Loan Bank of Indianapolis, Indiana and is currently utilizing various funding products available from the Federal Home Loan Bank in addition to deposits.

The Bank is subject to various regulatory capital requirements. Normally, to be considered “adequately-capitalized” or “well-capitalized,” the Bank must maintain a capital leverage ratio of 4.0% or 5.0%, respectively. The Bank’s Tier 1 leverage ratios were 9.0% and 9.5% at December 31, 2001 and 2000, respectively. The Bank plans to remain well-capitalized on an ongoing basis. Additional information concerning capital is found in the Notes to Consolidated Financial Statements.

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

Item 13. Exhibits, List and Reports on Form 8-K.

(a)	The following financial statements and financial statement schedules are filed with this report:

		Page
		Number

1.	Financial Statements:
	Report of Independent Auditors	20
	Consolidated Balance Sheet at December 31, 2001 and 2000	21
	Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2001, 2000, and 1999	22
	Consolidated Statement of Income for the years ended December 31, 2001, 2000 and 1999	23
	Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000, and 1999	24
	Notes to Consolidated Financial Statements	25
2.	Financial Statement Schedules: None

(b)	Reports on Form 8-K.

No Current Reports on Form 8-K were filed during the quarter ended December 31, 2001.

(c)	The Exhibits required to be filed as part of this Form 10-K are the following:

Exhibit No.	Description

3.1	Restated Articles of Incorporation, as amended to date (previously filed as Exhibit No. 3.1 to the Registrant’s Form SB-2 Registration Statement, File No. 333-17317, and incorporated herein by reference)
3.2	Bylaws, as amended to date (previously filed as Exhibit No. 3.2 to the Registrant’s Form SB-2 Registration Statement, File No. 333-17317, and incorporated herein by reference)
10.1*	Michigan Heritage Bancorp, Inc. 1997 Non-Employee Director Stock Option Plan (previously filed as Exhibit No. 10.1 to the Registrant’s Form SB-2 Registration Statement, File No. 333-17317, and incorporated herein by reference)
10.2*	Michigan Heritage Bancorp, Inc. 1997 Employee Stock Option Plan (previously filed as Exhibit No. 10.2 to the Registrant’s Form SB-2 Registration Statement, File No. 333-17317, and incorporated herein by reference)
11	Computation of Per Share Earnings (filed herewith)

*	Management contract or compensatory plan or arrangement.

Independent Auditor’s Report

To the Board of Directors and Stockholders
Michigan Heritage Bancorp, Inc.

We have audited the consolidated balance sheet of Michigan Heritage Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of changes in stockholders’ equity, income, and cash flows for each year in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michigan Heritage Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each year in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Auburn Hills, Michigan
February 15, 2002

Michigan Heritage Bancorp, Inc.

Consolidated Balance Sheet
(000s omitted, except per share data)

	December 31

	2001	2000

Assets
Cash and Cash Equivalents
Cash and due from banks	$966	$1,271
Interest-bearing deposits with other banks	66	3,981
Federal funds sold	5,700	7,400

Total cash and cash equivalents	6,732	12,652
Securities Available for Sale (Note 2)	13,727	12,078
Federal Reserve Bank Stock - At cost	330	325
Federal Home Loan Bank Stock - At cost	675	94
Loans and Leases, net (Note 3)	117,441	93,250
Loans Held for Sale	1,589	—
Bank Premises and Equipment (Note 6)	730	842
Interest Receivable and Other Assets (Note 9)	2,305	1,327

Total assets	$143,529	$120,568

Liabilities and Stockholders’ Equity
Liabilities
Deposits (Note 7):
Interest-bearing	$107,916	$104,832
Noninterest-bearing	3,336	1,828

Total deposits	111,252	106,660
Short-term borrowings	5,000	500
FHLB Advances (Note 8)	13,500	—
Interest payable and other liabilities (Note 9)	1,263	1,085

Total liabilities	131,015	108,245
Stockholders’ Equity
Preferred stock — No par value:
Authorized - 500,000 shares
Issued and outstanding — None	—	—
Common stock — No par value :
Authorized - 4,500,000 shares Issued and outstanding - 1,488,764 shares in 2001 and 2000	13,730	13,730
Accumulated deficit	(1,361)	(1,471)
Accumulated other comprehensive income	145	64

Total stockholders’ equity	12,514	12,323

Total liabilities and stockholders’ equity	$143,529	$120,568

See Notes to Consolidated
Financial Statements.

Michigan Heritage Bancorp, Inc.

Consolidated Statement of Changes in Stockholders’ Equity
(000s omitted, except per share data)

				Accumulated
	Common			Other	Total
	Shares	Capital	Accumulated	Comprehensive	Stockholders'
	Outstanding	Stock	Deficit	Income (Loss)	Equity

Balance - December 31, 1998	1,264,999	$12,482	$(2,450)	$9	$10,041
Comprehensive income:
Net income	—	—	475	—	475
Change in net unrealized loss on securities available for sale, net of tax effect of $24	—	—	—	(46)	(46)

Total comprehensive income					429
Issuance of common stock	223,765	1,248	—	—	1,248

Balance - December 31, 1999	1,488,764	13,730	(1,975)	(37)	11,718
Comprehensive income:
Net income	—	—	504	—	504
Change in net unrealized gain on securities available for sale, net of tax effect of $52	—	—	—	101	101

Total comprehensive income	—	—	—	—	605

Balance - December 31, 2000	1,488,764	13,730	(1,471)	64	12,323
Comprehensive income:
Net income	—	—	110	—	110
Change in net unrealized gain on securities available for sale, net of tax effect of $42	—	—	—	81	81

Total comprehensive income	—	—	—	—	191

Balance - December 31, 2001	1,488,764	$13,730	$(1,361)	$145	$12,514

See Notes to Consolidated
Financial Statements.

Michigan Heritage Bancorp, Inc.

Consolidated Statement of Income
(000s omitted, except per share data)

	Year Ended December 31

	2001	2000	1999

Interest Income
Interest and fees on loans and leases	$9,407	$8,203	$7,403
Interest and dividends on investments — Taxable	712	839	321
Interest on tax-exempt securities	76	27	1
Interest on federal funds sold	109	408	409
Interest on deposits with other banks	96	211	180
Interest on direct financing leases	453	107	72

Total interest income	10,853	9,795	8,386
Interest Expense
Interest on deposits	6,007	5,712	4,983
Interest on borrowed funds	232	—	—

Total interest expense	6,239	5,712	4,983

Interest Income - Before provision for credit losses	4,614	4,083	3,403
Provision for Credit Losses (Note 4)	877	60	1,072

Net Interest Income	3,737	4,023	2,331
Other Income
Service charges on deposit accounts	109	111	110
Operating lease rental income	—	—	1,236
Gain on sale of securities	44	—	—
Gain on sale of loans	675	66	264
Gain on sale of property on operating lease	—	—	500

Total other income	828	177	2,110
Other Expenses
Salaries and employee benefits	2,534	1,901	1,373
Occupancy of bank premises (Note 11)	423	406	182
Processing	107	89	60
Marketing	153	172	145
Equipment expense	248	229	177
Depreciation of property on operating lease	—	—	974
Professional fees	370	263	289
Other assets provision	—	—	120
Other loan and lease expenses	179	32	16
Other expenses	425	371	342

Total other expenses	4,439	3,463	3,678

Income - Before income taxes	126	737	763
Income Tax Expense (Note 9)	16	233	288

Net Income	$110	$504	$475

Basic Earnings per Share	$0.07	$0.34	$0.36

Diluted Earnings per Share	$0.07	$0.34	$0.36

See Notes to Consolidated
Financial Statements

Michigan Heritage Bancorp, Inc.

Consolidated Statement of Cash Flows
(000s omitted, except per share data)

	Year Ended December 31

	2001	2000	1999

Cash Flows from Operating Activities
Net income	$110	$504	$475
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	241	234	1,139
Provision for credit losses	877	60	1,072
Gain on sale of operating lease equipment	—	—	(500)
Gain on sale of equipment	(4)	—	—
Gain on sale of available-for-sale securities	(44)	—	—
Proceeds from the sale of loans held for sale	38,920	—	—
Originations of loans held for sale	(40,509)	—	—
Deferred income taxes	658	—	150
Amortization and accretion of securities	9	(82)	(139)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable and other assets	(1,677)	(327)	28
Increase (decrease) in accrued interest payable and other liabilities	178	(130)	393

Net cash provided by (used in) operating activities	(1,241)	259	2,618
Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale securities	6,426	7,340	23,000
Proceeds from sales of available-for-sale securities	1,522	—	—
Purchase of available-for-sale securities	(9,440)	(10,476)	(23,641)
Purchase of federal home loan bank stock	(581)	(94)	—
Purchase of federal reserve bank stock	(5)	(31)	(58)
Increase in loans and leases	(25,068)	(13,427)	(1,170)
Proceeds from sales of operating lease equipment	—	—	1,858
Proceeds from sales of equipment	11	—	—
Premises and equipment expenditures	(136)	(313)	(475)

Net cash used in investing activities	(27,271)	(17,001)	(486)
Cash Flows from Financing Activities
Net increase (decrease) in interest-bearing and noninterest-bearing demand accounts	11,860	(3,666)	3,953
Net increase (decrease) in time certificates	(7,268)	14,372	4,347
Proceeds from short-term borrowings	5,000	500	—
Payments on short-term borrowings	(500)	—	(1,750)
Proceeds from FHLB advances	13,500	—	—
Proceeds from public stock offering	—	—	1,248

Net cash provided by financing activities	22,592	11,206	7,798

Net Increase (Decrease) in Cash and Cash Equivalents	(5,920)	(5,536)	9,930
Cash and Cash Equivalents - Beginning of year	12,652	18,188	8,258

Cash and Cash Equivalents - End of year	$6,732	$12,652	$18,188

Supplemental Cash Flow and Noncash Information
Cash paid for:
Interest	$6,392	$5,445	$4,874
Income taxes	85	203	90

See Notes to Consolidated
Financial Statements

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Michigan Heritage Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Michigan Heritage Bank. The Bank also includes the accounts of its wholly owned subsidiary, MHB Leasing, Inc. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Basis of Presentation - The accounting and reporting policies of Michigan Heritage Bancorp, Inc. and its subsidiary conform to generally accepted accounting principles. Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of foreclosed real estate and repossessed assets and deferred tax assets. The 000s have been omitted in tabular presentations.

Nature of Operations - Michigan Heritage Bank (the “Bank”) conducts full-service commercial and consumer banking and provides other financial products and services through its three branch network to communities in Wayne and Oakland counties. MHB Leasing, Inc. originates leases to customers primarily in Michigan. The Bank and leasing company has a lending concentration to companies who operate hospitals. Loans and leases to these companies were 10 percent and 19 percent of total loans and leases at December 31, 2001 and 2000, respectively.

Cash Equivalents - Cash equivalents include cash on hand and amounts due from banks.

Securities - Securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses, net of related deferred income taxes, included in other comprehensive income in stockholders’ equity. Federal Reserve Bank and Federal Home Loan Bank stock are restricted and carried at cost.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other that temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 1 — Summary of Significant Accounting Policies (Continued)

Loans and Leases - The Corporation grants mortgage, commercial and consumer loans and leases to customers. Loans are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for credit losses, and any deferred fees or costs on originated loans and leases. Interest income is accrued on the unpaid principal balance. Loan and lease origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to the related yield using the interest method.

The accrual of interest on loans and leases is discontinued at the time the loan or lease is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans and leases are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans and leases that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans and leases is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans and leases are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Allowance for Credit Losses - The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. Credit losses are charged against the allowance when management believes the uncollectibility of a loan or lease balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans and leases in light of historical experience, the nature and volume of the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 1 — Summary of Significant Accounting Policies (Continued)

A loan or lease is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan or lease agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans and leases that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on an individual loan or lease basis for commercial loans and leases and construction loans by either the present value of expected future cash flows discounted at the loan’s or lease’s effective interest rate, the loan’s and lease’s obtainable market price, or the fair value of the collateral if the loan or lease is collateral dependent.

Large groups of homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

Loans Held For Sale - Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

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

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 1 — Summary of Significant Accounting Policies (Continued)

Short-term Borrowings - Short-term borrowings includes federal funds purchased by the Bank. Federal funds purchased generally mature in one to four days.

Stock Compensation Plans - The Corporation has chosen to measure compensation cost for employee stock compensation plans using the intrinsic value method of accounting, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation’s stock option plan have no intrinsic value at the grant date, and no compensation cost is recognized for them. The fair value based method of accounting for employee stock compensation plans measures compensation cost at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Corporation has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting has been applied.

Earnings Per Common Share - Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method. Earnings per common share have been computed based on the following:

	2001	2000	1999

Average common shares outstanding	1,488,764	1,488,764	1,309,966
Dilutive impact of stock options	5,564	—	—

Diluted common shares outstanding	1,494,328	1,488,764	1,309,966

Other Comprehensive Income (Loss) - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, are reported as a direct adjustment to the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Accumulated other comprehensive income at December 31, 2001 and 2000 is comprised solely of unrealized gains on available-for-sale securities, net of related income taxes.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 1 — Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronoucements - In July 2001, Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangibles (FAS 142) was issued. FAS 142 changes the accounting treatment for goodwill effective January 1, 2002. The Corporation has not recorded any goodwill or intangible assets, therefore, the adoption of FAS 142 has no impact on the Corporation.

Note 2 — Securities

The amortized cost and estimated market value of investment securities are as follows:

	2001

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,279	$47	$5	$3,321
Municipal notes	4,824	149	26	4,947
Corporate bonds	3,315	68	—	3,383
Mortgage backed securities	2,089	3	16	2,076

Total	$13,507	$267	$47	$13,727

	2000

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$6,740	$20	$—	$6,760
Municipal notes	2,397	55	—	2,452
Corporate bonds	2,844	22	—	2,866

Total	$11,981	$97	$—	$12,078

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 2 — Securities (Continued)

The amortized cost and estimated market value of securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale

	Amortized	Estimated
	Cost	Market Value

Due in one year or less	$2,750	$2,801
Due after one year through five years	6,858	7,039
Due after five years through ten years	1,810	1,811
Due after ten years	—	—

Subtotal	11,418	11,651
Mortgage backed securities	2,089	2,076

Total	$13,507	$13,727

Securities having a carrying and market value of $3,116,000 were pledged at December 31, 2001 for purposes of obtaining borrowings from the Federal Home Loan Bank.

Note 3 — Loans and Leases

Certain directors and executive officers of the Corporation were loan customers of the subsidiary bank during 2001 and 2000. Such loans were made in the ordinary course of business and do not involve more than a normal risk of collectibility. The outstanding loan balance for these persons at December 31, 2001 and 2000 amounted to $210,000 and $212,000, respectively. During 2001, no new loans were made and repayments totaled $2,000.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 3 — Loans and Leases (Continued)

A summary of the balances of loans and leases at December 31 follows:

	2001	2000

Commercial loans	$84,817	$76,804
Direct financing leases (Note 5)	9,985	1,833
Residential real estate	19,579	14,334
Installment	373	301
Home equity	4,611	1,865

Subtotal	119,365	95,137
Less: Net deferred fees	(122)	—
Allowances for credit losses (Note 4)	(1,802)	(1,887)

Loans and leases, net	$117,441	$93,250

Final loan and lease maturities and rate sensitivity of the loan and lease portfolio at December 31, 2001 are as follows:

	Within	One to	After
	One Year	Five Years	Five Years	Total

Commercial	$45,447	$36,691	$2,780	$84,918
Direct financing leases	2,887	6,508	590	9,985
Real estate	9,644	7,407	2,528	19,579
Installment	71	201	—	272
Home equity	3,461	509	641	4,611

Total	$61,510	$51,316	$6,539	$119,365

Loans and leases at fixed interest rates	$31,564	$45,531	$4,307	$81,402
Loans and leases at variable interest rates	29,946	5,785	2,232	37,963

Total	$61,510	$51,316	$6,539	$119,365

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 4 — Allowance for Possible Credit Losses

A summary of the activity in the allowance for possible credit losses is as follows:

	2001	2000

Balance - Beginning of year	$1,887	$1,987
Provision charged to operations	877	60
Credit losses	(964)	(160)
Credit loss recoveries	2	—
Balance - End of year	$1,802	$1,887

As a percent of total loans and leases	1.51%	1.98%

The recorded investment in impaired loans and leases was $840,000 and $265,000 at December 31, 2001 and 2000, respectively. The average recorded investment in impaired loans and leases during 2001 was $551,000. The average recorded investment in impaired loans and lease during 2000 was $101,000. Included in the impaired loan and lease total were $840,000 ($101,000 in 2000) of impaired loans and leases for which the specific allowance for possible credit losses was $170,000 and $124,000 at December 31, 2001 and 2000, respectively.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 5 — Direct Financing Leases

The following lists the components of the net investment in direct financing leases:

	2001	2000

Minimum lease payments receivable	$9,515	$1,923
Estimated residual values of leased property (unguaranteed)	2,670	523
Less unearned income	(2,200)	(613)

Net investment in direct financing leases	$9,985	$1,833

The following is a schedule by years of minimum future rentals on direct financing leases as of December 31, 2001:

2002		$2,887
2003		2,592
2004		2,064
2005		1,014
2006		658
Thereafter		300

	Total	$9,515

Note 6 — Bank Premises and Equipment

Bank premises and equipment at December 31, 2001 and 2000 consisted of the following:

	2001	2000

Buildings and improvements	$373	$376
Furniture and equipment	1,150	1,035

Total	1,523	1,411
Less accumulated depreciation	793	569

Net carrying amount	$730	$842

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 7 — Deposits

The following is a summary of the distribution of deposits at December 31, 2001 and 2000:

	2001	2000

Noninterest-bearing — Demand	$3,336	$1,828

Interest-bearing:
NOW accounts	$13,889	$5,527
Savings	116	28
Money market demand	4,649	2,747
Time:
$100,000 and over	49,903	38,149
Under $100,000	39,359	58,381

Total interest-bearing	$107,916	$104,832

The remaining maturities of time deposits at December 31, 2001 are as follows:

	Under	$100,000 and
	$100,000	Over

2002	$28,835	$29,152
2003	6,532	8,397
2004	3,472	2,472
2005	265	5,675
2006	255	4,207

Total	$39,359	$49,903

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 8 — Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank of Indianapolis, collateralized by mortgage loans under a blanket collateral agreement, consist of the following:

	2001

	Fixed	Floating
	Rate	Rate	Total

Due in 2002	$—	$7,000	$7,000
Due in 2003	2,000	—	2,000
Due in 2004	2,500	—	2,500
Due in 2005	—	—	—
Due in 2006	—	—	—
Thereafter	2,000	—	2,000

Total FHLB advances	$6,500	$7,000	$13,500

At December 31, 2001, the interest rates on fixed rate advances ranged from 3.51 percent to 5.22 percent. At December 31, 2001, the weighted average interest rates on fixed-rate advances was 4.13 percent. At December 31, 2001, the interest rate on all variable rate advances was 1.82 percent. The advances are subject to prepayment penalties subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 9 — Income Taxes

Michigan Heritage Bancorp, Inc. and its subsidiary file a consolidated federal income tax return. The following is a summary of the provision for income taxes for the years ended December 31:

	2001	2000	1999

Current	$(642)	$233	$138
Deferred	658	—	150

Net income tax expense	$16	$233	$288

The following is a reconciliation of the statutory federal income tax expense to the effective tax expense for the years ended December 31:

	2001	2000	1999

Income tax at statutory rate	$43	$251	$259
Tax exempt interest	(26)	(9)	—
Other	(1)	(9)	29

Net income tax expense	$16	$233	$288

Deferred income taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Corporation’s assets and liabilities. The source of such temporary differences and the resulting net tax expense are as follows:

	2001	2000	1999

Provision for credit losses	$91	$15	$19
Lease financing	503	7	34
Depreciation	(3)	9	40
Nonaccrual interest	17	(33)	—
Deferred loan fees	(44)	—	—
Original issue discount	99	—	—
Other	(5)	2	57

Total deferred tax expense	$658	$—	$150

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 9 — Income Taxes (Continued)

The temporary differences that comprise deferred tax assets and liabilities at December 31 are as follows:

	2001	2000	1999

Deferred tax assets:
Provision for credit losses	$464	$555	$570
Unrealized loss on securities	—	—	19
Nonaccrual interest	16	33	—
Deferred fees	44	—	—
Other	9	35	37

Total deferred tax assets	533	623	626
Valuation allowance for deferred tax assets	—	—	—
Deferred tax liabilities:
Lease financing	(594)	(91)	(84)
Unrealized gain on securities	(75)	(33)	—
Depreciation	(46)	(49)	(40)
Original issue discount	(99)	—	—
Other	(6)	(38)	(38)

Total deferred tax liabilities	(820)	(211)	(162)

Net deferred tax asset (liability)	$(287)	$412	$464

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 10 — Related Party Transactions

Included in professional fees is expenses related to services performed by certain directors of approximately $107,000 and $85,800 for the years ended December 31, 2000 and 1999, respectively. Included in the computation of interest income and gain on sale of loans and leases is amounts paid for broker and transaction fees performed by a company owned by a certain director. These fees approximated $93,000 for the year ended December 31, 2001.

Note 11 — Operating Lease

The Corporation has entered into lease commitments for office buildings. Rental expense charged to operations was $349,000 and $323,000 for the years ended December 31, 2001 and 2000, respectively. The future minimum lease payments are as follows:

2002	$334
2003	343
2004	348
2005	385
2006	385

Note 12 — Stock Option Plans

The Corporation has two stock option plans. Options may be granted to certain directors and employees at not less than the market price of the Corporation’s stock on the date of the grant. The options granted before 2001 were cancelled effective March 2001. The options granted in November 2001 are exercisable immediately. Under the director plan, a maximum of 66,000 options to purchase shares may be granted that expire in seven years, subject to certain cancellation provisions related to service. Under the employee plan, a maximum of 44,000 options to purchase shares may be granted that expire in 10 years, subject to certain cancellation provisions related to employment. At December 31, 2001, no shares under the director and 1,400 shares under the employee plan were available for future option grants.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 12 — Stock Option Plans (Continued)

The following table summarizes stock option transactions and the related average exercise prices for the last three years.

	2001		2000		1999

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	96,700	$9.14	96,700	$9.14	96,700	$9.14
Options cancelled	(96,700)	9.14	—	—	—	—
Options granted	108,600	5.00	—	—	—	—
Options exercised	—	—	—	—	—	—
Options forfeited	—	—	—	—	—	—

Options outstanding at end of year	108,600	5.00	96,700	9.14	96,700	9.14
Exercisable at end of year	108,600	5.00	89,875	9.11	83,775	9.11
Weighted average estimated fair value of options granted during the year		$2.34		N/A		N/A

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used to estimate the fair value of the options granted for the following:

	2001	2000	1999

Dividend yield	—%	N/A	N/A
Expected average life (years)	8.00	N/A	N/A
Volatility	30.37%	N/A	N/A
Risk-free interest rate	5.00%	N/A	N/A

At December 31, 2001, all options outstanding have exercise prices of $5.00 per share and a weighted average remaining contractual life of 9.9 years.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 12 — Stock Option Plans (Continued)

The table below displays pro forma amounts for net income and net income per common share assuming the fair value method of accounting had been used, which reflects additional compensation cost for option grants based on the value of the options granted:

		Year Ended December 31

		2001	2000	1999

Net income	As reported	$110	$504	$475
	Pro forma	$279	$487	$432

Earnings per share	As reported	$0.07	$0.34	$0.36
	Pro forma	$0.19	$0.33	$0.33

Earnings per share -	As reported	$0.07	$0.34	$0.36
assuming dilution	Pro forma	$0.19	$0.33	$0.33

Note 13 — Employee Benefit Plans

The Bank has a 401(k) plan that is a defined contribution savings plan for employees. Employer contributions are discretionary and are determined annually by the Board of Directors. Employer contributions were $44,000 and $22,000 for the years ended December 31, 2001 and 2000, respectively.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 14 — Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

Cash and cash equivalents - The carrying amounts of cash and short-term instruments approximate fair values.

Securities - Fair values for securities, excluding Federal Reserve Bank stock and Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Reserve Bank stock and Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Reserve Bank and Federal Home Loan Bank, respectively.

Loans and leases receivable - For variable-rate loans and leases that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans and leases (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans and leases with similar terms to borrowers of similar credit quality. Fair values for non-performing loans and leases are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 14 — Financial Instruments (Continued)

Loans held for sale - Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Deposits - The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits

Short-term borrowings - The carrying amounts of federal funds purchased maturing within ninety days approximate their fair values.

FHLB Advances - The fair values of the Corporation’s long-term borrowings are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest - The carrying amounts of accrued interest approximate fair value.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 14 — Financial Instruments (Continued)

The estimated fair values, and related carrying or notional amounts, of the Corporation’s financial instruments are as follows:

	2001		2000

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and equivalents	$6,732	$6,732	$12,652	$12,652
Securities	14,732	14,732	12,497	12,497
Loans and leases	117,441	119,614	93,250	90,770
Loans held for sale	1,589	1,589	—	—
Interest receivable	720	720	704	704
Liabilities:
Deposits	111,252	112,509	106,660	107,043
Short-term borrowings	5,000	5,000	500	500
FHLB Advances	13,500	13,416	—	—
Interest payable	473	473	627	627

Note 15 — Off-Balance Sheet Activities

Credit-Related Financial Instruments - The Corporation is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing need of its customer. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Corporation’s exposure to credit loss is represented by the contractual amount of these commitments. The Corporation follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Corporation, is based on management’s credit evaluation of the customer.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 15 — Off-Balance Sheet Activities (Continued)

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are collateralized and may not be drawn upon to the total extent to which the Corporation is committed.

Commercial and standby letters-of-credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily used to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The Corporation generally holds collateral supporting those commitments if deemed necessary.

Collateral Requirements — To reduce credit risk related to the use of credit-related financial instruments, the Corporation might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on the Corporation’s credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant, and equipment and real estate.

If the counterparty does not have the right and ability to redeem the collateral or the Corporation is permitted to sell or repledge the collateral on short notice, the Corporation records the collateral in its balance sheet at fair value with a corresponding obligation to return it.

The Bank had loan and lease origination commitments and unfunded commitments aggregating $11,072,000 and $14,150,000 at December 31, 2001 and 2000, respectively.

Note 16 — Restrictions on Dividends

Dividends paid by the Corporation would be provided by dividends from its subsidiary bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. The approval of the Bank’s primary regulator is required for the Corporation’s subsidiary bank to pay dividends in excess of regulatory limitations.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 17 — Regulatory Matters

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

Normally, to be considered adequately capitalized, the Bank must maintain a total capital ratio of 4.0 percent. As of December 31, 2001, the most recent notification from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework. The regulations define well-capitalized levels of total capital, Tier 1 and Tier 1 leverage as 10 percent, 6 percent and 5 percent, respectively. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

Capital and risk-based capital and leverage ratios for the Bank are shown below:

	Amount	Ratio

December 31, 2001:
Consolidated
Total capital (to risk-weighted assets)	$13,899	11.4%
Tier 1 capital (to risk-weighted assets)	$12,369	10.1%
Tier 1 capital (to average assets)	$12,369	9.0%
Michigan Heritage Bank
Total capital (to risk-weighted assets)	$13,801	11.3%
Tier 1 capital (to risk-weighted assets)	$12,272	10.0%
Tier 1 capital (to average assets)	$12,272	9.0%

December 31, 2000:
Consolidated
Total capital (to risk-weighted assets)	$13,501	13.7%
Tier 1 capital (to risk-weighted assets)	$12,259	12.4%
Tier 1 capital (to average assets)	$12,259	10.3%
Michigan Heritage Bank
Total capital (to risk-weighted assets)	$12,401	12.6%
Tier 1 capital (to risk-weighted assets)	$11,161	11.3%
Tier 1 capital (to average assets)	$11,161	9.5%

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 18 — Parent-only Financial Statements

The following condensed financial information presents the financial condition of Michigan Heritage Bancorp, Inc. (the “Parent”) only, along with the results of its operations and its cash flows. The Parent has recorded its investment in the Bank at cost, less the undistributed income of the Bank since it was formed. The Parent recognizes undistributed earnings of the Bank as a noninterest income (expense). The Parent-only financial information should be read in conjunction with the Corporation’s consolidated financial statements.

The condensed balance sheet at December 31 is as follows:

	2001	2000

Assets
Cash and Cash Equivalents
Cash and deposits at subsidiary bank	$32	$40
Interest-bearing deposits with other banks	13	1,017

Total cash and cash equivalents	45	1,057
Investment in Subsidiary	12,417	11,226
Interest Receivable and Other Assets	52	40

Total assets	$12,514	$12,323

Liabilities and Stockholders’ Equity
Liabilities	$—	$—
Stockholders’ Equity	12,514	12,323

Total liabilities and stockholders’ equity	$12,514	$12,323

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2001 and 2000

Note 18 — Parent-only Financial Statements (Continued)

The condensed statement of operations for the years ended December 31, 2001 and 2000 is as follows:

	2001	2000

Operating Income - Interest on deposits with other banks	$36	$64
Operating Expense	36	58

Income - Before income taxes, equity in income of subsidiary	—	6
Income Tax Expense	—	2

Income - Before equity in income of subsidiary	—	4
Equity in Income of Subsidiary	110	500

Net Income	$110	$504

The condensed statement of cash flows for the years ended December 31, 2001 and 2000 is as follows:

	2001	2000

Cash Flows from Operating Activities
Net income	$110	$504
Adjustments to reconcile net income to net cash from operating activities:
Equity in income of subsidiary	(110)	(500)
Net change in other assets	(12)	—

Net cash provided by (used in) operating activities	(12)	4
Cash Flows from Investing Activities - Investment in bank subsidiary	(1,000)	—

Net Increase (Decrease) in Cash and Cash Equivalents	(1,012)	4
Cash and Cash Equivalents - Beginning of year	1,057	1,053

Cash and Cash Equivalents - End of year	$45	$1,057

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2002.

MICHIGAN HERITAGE BANCORP, INC.

By:	/s/ Anthony S. Albanese

Anthony S. Albanese, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 5, 2002.

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