Form 10QSB
period 2002-03-31
MICHIGAN HERITAGE BANCORP INC
filed 2002-04-26
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended

MARCH 31, 2002

or

☐	Transition report under Section 13 or 15(d) of the Exchange Act
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

At April 19, 2002 there were 1,488,764 shares of Common Stock of the issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes: ☒ No: ☐

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PART II—OTHER INFORMATION
SIGNATURES

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Michigan Heritage Bancorp, Inc.
Consolidated Balance Sheets
March 31, 2002 and December 31, 2001
(Unaudited)

	(000s omitted for dollars)
	March 31, 2002	December 31, 2001

ASSETS
Cash and due from banks, noninterest bearing	$1,247	$966
Interest bearing deposits with banks	104	66
Federal funds sold	0	5,700

Cash and cash equivalents	1,351	6,732
Securities available for sale	16,901	13,727
Federal Reserve Bank stock and other stock	1,105	1,005

Total investments	18,006	14,732
Gross loans and leases	117,253	119,365
Less: Net deferred fees	127	122
Allowance for credit losses	1,773	1,802

Net loans and leases	115,353	117,441
Loans held for sale	174	1,589
Total earning assets	133,637	139,528
Leasehold improvements, net	228	241
Furniture & equipment, net	470	489

Total fixed assets	698	730
Interest receivable	758	720
Other real estate and assets owned	454	540
Other assets	599	1,045

Total other assets	1,811	2,305

Total assets	$137,393	$143,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total deposits	$109,455	$111,252
Other borrowed funds	14,540	18,500
Other liabilities	720	1,263

Total liabilities	124,715	131,015
Stockholders’ Equity
Preferred stock—no par value; 500,000 shares authorized, none issued and outstanding	0	0
Common stock—no par value; 4,500,000 shares authorized, issued and outstanding— 1,488,764 shares	13,730	13,730
Accumulated deficit	(1,138)	(1,361)
Accumulated other comprehensive income	86	145

Total stockholders’ equity	12,678	12,514

Total liabilities and stockholders’ equity	$137,393	$143,529

Credit loss reserve to gross loans and leases ratio	1.51%	1.51%
Gross loans and leases to asset ratio	85%	83%

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Earnings
Three Month Periods Ended
March 31, 2002 and March 31, 2001
(Unaudited)

	(000s omitted
	except per share data)

	Three Months Ended March 31,

	2002	2001

OPERATING INCOME:
Interest income	$2,802	$2,629
Interest expense	1,307	1,596

Net interest income before provision for credit losses	1,495	1,033
Less: provision for credit losses	75	30

Net interest income after provision for credit losses	1,420	1,003
Gain on sale of securities held available for sale	0	44
Gain on sale of loans, leases and other assets	79	117
Other income	26	26

Total other operating income	105	187

Total operating income	1,525	1,190
OTHER OPERATING EXPENSES:
Salaries and employee benefits	630	578
Occupancy expense	107	103
Equipment expense	59	55
Data processing expense	33	23
Insurance expense	14	8
Advertising/promotion expense	40	46
Office supplies and printing expense	10	5
Professional fees	131	80
FDIC assessment	5	12
Lien, recording, and other loan and lease fees, net	35	15
Michigan single business tax	45	15
Other expense	87	65

Total other operating expense	1,196	1,005

Net operating income	329	185
Provision for federal income taxes	104	55

Net income	$225	$130

Per Common Share Data
Basic earnings per share	$0.15	$0.09
Diluted earnings per share	$0.15	$0.09

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Cash Flow
Three Month Periods Ended
March 31, 2002 and March 31, 2001
(Unaudited)

	(000s omitted)
	Three Months Ended March 31,

	2002	2001

Operating activities:
Net income	$225	$130
Adjustments to reconcile net income to net cash provided in operating activities	1,388	(203)

Net cash provided (used) by operating activities	1,613	(73)
Investing activities:
Purchase of U.S. Treasury and agency securities	(3,750)	—
Proceeds from matured or called U.S. Treasury and agency securities	1,000	1,500
Purchase of other securities	(500)	(2,251)
Proceeds from matured or called other securities	20	2,250
Purchase of Federal Reserve Bank and other stock	—	(105)
Purchase of leasehold improvements, furniture and equipment	(20)	(10)
Net change in loans and leases	2,013	(3,420)

Net cash used by investing activities	(1,237)	(2,036)
Financing activities:
Decrease in deposits	(1,797)	(6,606)
Payments of federal funds purchased	(5,000)	(500)
Proceeds from federal funds purchased	1,040	—
Payments from Federal Home Loan Bank advances	(2,000)	—
Proceeds from Federal Home Loan Bank advances	2,000	4,000

Net cash used by financing activities	(5,757)	(3,106)

Decrease in cash and cash equivalents	(5,381)	(5,215)
Cash and cash equivalents at beginning of year	6,732	12,652

Cash and cash equivalents at end of period	$1,351	$7,437

Michigan Heritage Bancorp, Inc.
Notes to Financial Statements
March 31, 2002

Item 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:
 Michigan Heritage Bancorp, Inc. (the “Company”) was incorporated in the State of Michigan on September 22, 1989. The Company was inactive from that time until its Articles of Incorporation were amended on November 6, 1996 into its current form. The Company is a bank holding company whose primary purpose is to own and operate Michigan Heritage Bank (the “Bank”) as the Bank’s sole stockholder. Organizational and other start-up costs were funded with loans from organizers. Proceeds from the Company’s initial public offering were primarily used to capitalize the Bank which is currently headquartered in Farmington Hills, Michigan. The Company completed an initial public offering of common stock during the first quarter of 1997, realizing a total of $10.9 million (after payment of underwriters’ commissions and offering expenses). During the fourth quarter of 1999, the Company completed a rights offering to existing shareholders raising $1.3 million in additional capital after payment of offering expenses. The consolidated financial statements of the Company include its only subsidiary, the Bank, and its wholly owned subsidiary, MHB Leasing, Inc. All adjustments, which in the opinion of management are necessary in order to ensure that the interim financial statements are not misleading, have been included.

The Bank provides a focused core of banking services primarily for small- to medium-size businesses, as well as to individuals. The Bank’s lending services include commercial loans, commercial real estate, equipment leasing, and residential mortgages. The mortgage division offers a wide range of products including variable and fixed rate mortgage loans, home equity lines of credit and other forms of consumer lending. The Bank’s wholly-owned leasing subsidiary, MHB Leasing, Inc., has expanded the Bank’s capabilities in equipment leasing by providing tax-oriented true leases and other structured lease products.

For commercial customers who seek additional deposit services, the Bank offers the convenience of a “Rapid Courier Service.” This service offers prearranged pick-up times for all business banking transactions. The Bank’s commercial checking accounts also offer “Sweep” capabilities with low or no fees.

Michigan Heritage Bank’s primary goal is to provide personal service with an experienced staff using state-of-the-art technology. The Bank offers convenient account access through a telephone banking service and plans to offer internet banking sometime in the future.

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

Comparative Results for the Three Months Ended March 31, 2002 and March 31, 2001
 The Company had net income of $225,000 for the quarter ending March 31, 2002 compared to $130,000 for the same quarter last year, an increase of $95,000 or 73%. Net interest income before provisions for credit losses increased by $462,000 or 45% to $1,495,000 primarily due to a $19,597,000 or 17% increase in average earning assets and an increase of 86 basis points in net interest margin—4.51% for the first quarter 2002 compared to 3.65% for the first quarter 2001. Provision for credit losses went up by $45,000 to $75,000 and as a combined result, net interest income after provision for credit losses increased $417,000 or 42% to $1,420,000.

Other operating income decreased by $82,000 to $105,000 due primarily to less gains on loans, leases and securities sold during the first quarter of 2002 compared to the same time frame in 2001.

Other operating expenses increased by $191,000 to $1,196,000. Salaries and employee benefits increased by $52,000 to $630,000 due to salary and other benefit increases. Professional fees increased $51,000 due mostly to MHB Leasing, Inc. management fees. Loan fees went up $20,000 due primarily to mortgage loan fees and the Michigan single business tax expense increased $30,000. All other remaining expenses increased by a net $38,000 due mostly to increases in data processing, equipment, insurance, office supplies, and other real estate expense.

The resulting net operating income before federal income tax was $329,000 for the first quarter 2002 compared to $185,000 for the same quarter last year. Federal income tax was a $104,000 compared to a $55,000 for the same time period last year.

Basic earnings per share was $0.15 for the quarter ended March 31, 2002 compared to $0.09 per share for the same quarter last year. Diluted earnings per share was $0.15 for the quarter ended March 31, 2002 compared to $0.09 per share for the same quarter last year.

Balance Sheet Change—March 31, 2002 From December 31, 2001
 Total assets decreased by $6,136,000 to $137,393,000 from December 31, 2001 to March 31, 2002. Gross loans and leases for the same three-month time period decreased by $2,112,000 to $117,253,000. Cash and cash equivalents decreased by $5,381,000 to $1,351,000 due mostly to a $5,700 reduction in federal funds sold. Deposits decreased by $1,797,000 and federal funds purchased decreased by $3,960,000 to $1,040,000. Federal Home Loan Bank borrowings were $13,500,000 at the end of both March 31, 2002 and December 31, 2001.

Loans and Leases and Allowances for Credit Losses
 The categories of loans and leases outstanding at March 31, 2002 in dollars and as a percentage of gross loans and leases are as follows:

	(000s omitted for dollars)
		Pct of total
Loan and Lease Category	Amount	loans and leases

Commercial, financial and agricultural	$78,131	66.7%
Real estate-construction	9,845	8.4%
Real estate-mortgage	19,258	16.4%
Installment loans to individuals	274	0.2%
Lease financing	9,745	8.3%

Gross loans and leases	$117,253	100.0%

Note: There were no agricultural loans or leases as of March 31, 2002.

The current level of perceived risk in the loan and lease portfolio has increased in part due to the tragic events of September 11 and due to the recent economic downturn experienced. However, management believes that the $75,000 credit loss provision expensed during the first quarter of this year brought the total allowance for credit losses to an adequate level relative to the current overall quality of the loan and lease portfolio. In addition, the level of credit risk in the loan and lease portfolio has not changed proportionately with the change in mix and size of the loan and lease portfolio for the first three months of 2002.

At March 31, 2002 there were $684,000 in non-accruing loans. There were 4 loans totaling $110,000 charged off against reserves during the first three months of 2002. There were $1,319,000 in accruing loans past due 30 days or more: $751,000 past due 30 to 59 days, $11,000 past due 60 to 89 days and $557,000 past due 90 days or more. Management fully expects that diligent servicing of these loans will minimize delinquencies. There have been no lease financing charged off to date and no lease financing categorized as non-accruing to date.

Total credit loss reserves of $1,773,000 at March 31, 2002 were 1.51% of total loans and leases, which included $607,000 in specific allowances. The following highlights the allocations of allowances for credit losses as of March 31, 2002.

	(000s omitted for dollars)

	Credit loss	Loan and	Percent of credit
	allowance	lease amounts	loss allowance to
	amount	outstanding	loan and lease amounts

Domestic:
Commercial, financial and agricultural	$1,299	$78,131	1.66%
Real estate-construction	100	9,845	1.02%
Real estate-mortgage	160	19,258	0.83%
Installment loans to individuals	3	274	1.09%
Lease financing	59	9,745	0.61%
Foreign	—	—	0.00%
Loans held for sale, off-balance sheet items and unallocated	152	—	n/a

Total	$1,773	$117,253	1.51%

Note: There were no agricultural loans or leases as of March 31, 2002.

Liquidity and Capital Resources
 Michigan Heritage Bank’s current cash projections as of March 31, 2002 indicate adequate cash balances. The Bank has additional line of credit facilities with national lending institutions to add funding capacity. Bank management has also established a network of banks that can be used to sell or participate a portion of the Bank’s loan portfolio. These techniques allow the Bank to service its business relationships and generate fee and servicing revenue.

The Company’s liquidity remained adequate during the three-month period ended March 31, 2002. Michigan Heritage Bancorp had $1,351,000 in cash and cash equivalents as of March 31, 2002. The Bank has proven its ability to attract deposits and build a stable deposit base from which to fund loans. In addition, as of March 31, 2002, the Bank had $13,500,000 in notes payable to the Federal Home Loan Bank at a weighted average rate of 3.14%.

During the first quarter of 2002 Michigan Heritage Bancorp obtained a $3,000,000 Capital Note loan from a large Midwestern financial institution. This facility provides additional financing that can be downstreamed to the Bank as capital. This capital will allow the Bank to continue its growth while not diluting existing shareholders value.

Michigan Heritage Bank is subject to various regulatory capital requirements. To be considered adequately-capitalized or well-capitalized, Michigan Heritage Bank must maintain a Tier 1 leverage capital ratio of 4.0% and 5.0%, respectively. The Bank’s Tier 1 leverage capital ratios were 9.1% and 9.0% at March 31, 2002 and December 31, 2001, respectively. Michigan Heritage Bank plans to remain well-capitalized on an ongoing basis.

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

MICHIGAN HERITAGE BANCORP, INC.

	By:	/s/ Anthony S. Albanese Anthony S. Albanese President, Chief Operating Officer, and acting Chief Financial Officer

DATED: April 25, 2002