Form 10QSB
period 2002-06-30
MICHIGAN HERITAGE BANCORP INC
filed 2002-08-13
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended

JUNE 30, 2002

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

At August 8, 2002 there were 1,488,764 shares of Common Stock of the issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes: No:

Part I — Financial Information
PART II—OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
EX-99.1 Certification from CEO
EX-99.2 Certification from the acting CFO

Part I — Financial Information

Item 1: Financial Statement Michigan Heritage Bancorp, Inc.

Consolidated Balance Sheets
June 30, 2002 and December 31, 2001
(Unaudited)

	(000s omitted for dollars)

	June 30, 2002	December 31, 2001

ASSETS
Cash and due from banks, noninterest bearing	$899	$966
Interest bearing deposits with banks	737	66
Federal funds sold	1,245	5,700

Cash and cash equivalents	2,881	6,732
Securities available for sale	18,390	13,727
Federal Reserve Bank stock and other stock	1,105	1,005

Total investments	19,495	14,732
Loans, gross	118,685	119,243
Less: allowance for loan losses	1,779	1,802

Net loans	116,906	117,441
Loans held for sale	1,951	1,589
Total earning assets	140,334	139,528
Leasehold improvements, net	217	241
Furniture & equipment, net	423	489

Total fixed assets	640	730
Interest receivable	731	720
Other assets	989	1,585

Total other assets	1,720	2,305

Total assets	$143,593	$143,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total deposits	$115,839	$111,252
Other borrowed funds	13,500	18,500
Other liabilities	1,042	1,263

Total liabilities	130,381	131,015
Stockholders’ Equity
Preferred stock—no par value; 500,000 shares authorized, none issued and outstanding	0	0
Common stock—no par value; 4,500,000 shares authorized, issued and outstanding— 1,488,764 shares	13,730	13,730
Accumulated deficit	(832)	(1,361)
Accumulated other comprehensive income	314	145

Total stockholders’ equity	13,212	12,514

Total liabilities and stockholders’ equity	$143,593	$143,529

Total loan loss reserve ratio	1.50%	1.51%
Total loan to asset ratio	83%	83%

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Earnings
Three and Six Month Periods Ended
June 30, 2001 and June 30, 2002
(Unaudited)

	(000s omitted except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

OPERATING INCOME:
Interest income	$2,756	$2,641	$5,558	$5,270
Interest expense	1,233	1,574	2,540	3,170

Net interest income before provision for loan losses	1,523	1,067	3,018	2,100
Less: provision for loan losses	185	32	260	62

Net interest income after provision for loan losses	1,338	1,035	2,758	2,038
Gain on sale of securities held available for sale	0	44	0	44
Gain on sale of loans and other assets	240	150	319	311
Other income	35	24	62	50

Total other operating income	275	218	381	405

Total operating income	1,613	1,253	3,139	2,443
OTHER OPERATING EXPENSES:
Salaries and employee benefits	613	634	1,243	1,212
Occupancy expense	100	106	207	209
Equipment expense	64	58	123	113
Data processing expense	31	22	64	45
Insurance expense	9	12	23	20
Advertising/promotion expense	55	41	95	87
Office supplies and printing expense	12	15	22	20
Professional fees	119	70	250	150
FDIC assessment	5	13	10	25
Lien, recording, and other loan fees, net	63	52	98	67
Michigan single business tax	15	15	60	30
Other expense	79	66	167	131

Total other operating expense	1,165	1,104	2,362	2,109

Net operating income	448	149	777	334
Provision for federal income taxes	142	46	246	101

Net income	$306	$103	$531	$233

Per Common Share Data
Basic earnings per share	$0.21	$0.07	$0.36	$0.16
Diluted earnings per share	$0.20	$0.07	$0.35	$0.16

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Cash Flow
Six Month Periods Ended
June 30, 2002 and June 30, 2001
(Unaudited)

	(000s omitted)

	Six Months Ended June 30,

	2002	2001

Operating activities:
Net income	$531	$233
Adjustments to reconcile net income to net cash provided in operating activities	(6)	(598)

Net cash provided (used) by operating activities	525	(365)
Investing activities:
Purchase of U.S. Treasury and agency securities	(4,550)	—
Proceeds from matured or called U.S. Treasury and agency securities	1,250	1,500
Purchase of other securities	(1,250)	(4,107)
Proceeds from matured or called other securities	149	2,800
Purchase of Federal Reserve Bank and other stock	(100)	(105)
Purchase of leasehold improvements, furniture and equipment	(20)	(20)
Net change in gross loans	558	(11,208)

Net cash used by investing activities	(3,963)	(11,140)
Financing activities:
Increase (decrease) in deposits	4,587	(1,445)
Payments of federal funds purchased	(5,000)	(500)
Proceeds from federal funds purchased	—	5,000
Proceeds from Federal Home Loan Bank advances	—	4,000

Net cash provided (used) by financing activities	(413)	7,055

Decrease in cash and cash equivalents	(3,851)	(4,450)
Cash and cash equivalents at beginning of year	6,732	12,652

Cash and cash equivalents at end of period	$2,881	$8,202

Michigan Heritage Bancorp, Inc.
Notes to Financial Statements
June 30, 2002

Item 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:
 Michigan Heritage Bancorp, Inc. (the “Company”) was incorporated in the State of Michigan on September 22, 1989. The Company was inactive from that time until its Articles of Incorporation were amended on November 6, 1996 into its current form. The company is a bank holding company whose primary purpose is to own and operate Michigan Heritage Bank (the “Bank”) as the Bank’s sole stockholder. Organization and other start-up costs were funded with loans from organizers. Proceeds from the Company’s initial public offering were primarily used to capitalize the Bank, which is currently headquartered in Farmington Hills, Michigan. The Company completed an initial public offering of common stock during the first quarter of 1997, realizing a total of $10.9 million (after payment of underwriters’ commissions and offering expenses). During the fourth quarter of 1999, the Company completed a rights offering to existing shareholders raising $1.3 million in additional capital after payment of offering expenses. The consolidated financial statements of the Company include its only subsidiary, the Bank and the Bank’s 4 subsidiaries the most significant of which is MHB Leasing. All adjustments, which in the opinion of management are necessary in order to ensure that the interim financial statements are not misleading, have been included.

The Bank provides a focused core of banking services primarily for small-to-medium-size businesses, as well as to individuals. The Bank’s lending services include commercial loans, commercial real estate, equipment leasing, and residential mortgages. The mortgage division offers a wide range of products including variable and fixed rate mortgage loans, home equity lines of credit and other forms of consumer lending. The Bank’s wholly owned leasing subsidiary, MHB Leasing, Inc., has expanded the Bank’s capabilities in equipment leasing by providing tax-oriented true leases and other structured lease products.

For commercial customers who seek additional deposit services, the Bank offers the convenience of a “Rapid Courier Service”. This service offers prearranged pick-up times for all business banking transactions. The Bank’s commercial checking accounts also offer “Sweep” capabilities with low or no fees. Michigan Heritage Bank’s primary goal is to provide personal service with an experienced staff using state-of-the-art technology. The Bank offers convenient account access through a telephone banking service and plans to offer internet banking sometime in the future.

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

Comparative Results for the Three Months Ended June 30, 2002 and June 30, 2001
 The Company had net income of $306,000 for the quarter ending June 30, 2002. Net income for the same quarter last year was $103,000. Net interest income before allowances for loan losses increased by $456,000 or 43% to $1,523,000 primarily due to an improvement in the net interest margin — 4.53% for the second quarter 2002 compared to 3.65% for the second quarter 2001. Provision for loan losses increased by $153,000 to $185,000. As a combined result, net interest income after provision for loan losses increased $303,000 or 29% to $1,338,000.

Other operating income decreased by $57,000 or 26% to $275,000 due primarily to an increase of $90,000 in net gains on sale of mortgage loans offset by a reduction in the gain on sale of investments of $44,000 compared to the prior year.

Other operating expenses increased by $61,000 or 6% to $1,165,000. Salaries and employee benefits decreased by $21,000 to $613,000 due to staff reductions. Professional fees increased by $49,000 due to an increase in legal and accounting expenses mostly due to loan related legal fees.

The resulting income before federal income tax increased by $299,000 to $448,000 compared to the same quarter last year. Federal income tax was $142,000 for the second quarter of 2002 compared to $46,000 for the same time period last year. The effective income tax rates for the periods were comparable at 31.7% and 30.9% for the three months ended June 30, 2002 and 2001, respectively.

Net income per weighted average share outstanding was $0.21 for the quarter ended June 30, 2002 compared to $0.07 per share for the same quarter last. Year. On a diluted basis, net income per share was also $0.21 for the quarter ended June 30, 2002 compared to $0.07 per share for the same quarter last year.

Comparative Results for the Six Months Ended June 30, 2002 and June 30, 2001
Net income for the six months ended June 30, 2002 was $531,000 compared to $233,000 for the same time period last year. Net interest income before allowances for loan losses increased by $918,000 or 44% to $3,018,000 primarily due to an improvement in net interest margin — 4.23% for the first six months of 2002 compared to 3.64% for the first six months of 2001. Provision for loan losses increased by $198,000 to $260,000. As a combined result, net interest income after provision for loan losses increased $720,000 or 35% to $2,758,000.

Other operating income decreased by $24,000 or 6% to $381,000 due primarily to a decrease of $44,000 in gains on sale of securities.

Other operating expenses increased by $253,000 or 12% to $2,362,000. Salaries and employee benefits increased by $31,000 to $1,243,000 due to additional mortgage salaries and commissions expense. Professional fees increased by $100,000 mostly due to loan related legal fees. Other loan fees increased by $31,000 mostly due to the mortgage division. FDIC assessment fees decreased by $15,000. All other remaining expenses increased by a net $91,000 primarily due to increases in advertising, Michigan single business tax, data processing expense, correspondent bank service charges and ATM related fees.

The resulting income before federal income tax increased by $443,000 to $777,000 compared to the same period last year. Federal income tax was $246,000 for the first six months of 2002 compared to $101,000 for the same time period last year. The increase in net income reflects a decrease in the bank’s cost of funds from the previous year and an increase in net interest margin.

Net income per weighted average share outstanding was $0.36 for the six months ended June 30, 2002 compared to $0.16 per share for the same period last year. On a diluted basis, net income per share was also $0.36 for the six months ended June 30, 2002 compared to $0.16 per share for the same period last year.

Balance Sheet Change—June 30, 2002 From December 31, 2001
 Total assets from December 31, 2001 to June 30, 2002 remain virtually the same. Gross loans for the same 6-month time period decreased by $558,000 to $118,685,000. Borrowed funds decreased by $5,000,000 to $13,500,000. Cash and cash equivalents decreased by $3,851,000 or 57% to $2,881,000 primarily due to a $4,455,000 reduction in federal funds. Deposits increased by $4,587,000 or 4% to $115,839,000 due to a successful campaign to increase core deposits.

Loans and Leases and Allowances for Credit Losses
The categories of loans and leases outstanding at June 30, 2002 in dollars and as a percentage of total loans and leases are as follows:

	(000s omitted for dollars)
		Pct of total
Loan and Lease Category	Amount	loans

Commercial, financial and agricultural	$78,447	66.1%
Real estate-construction	10,865	9.2%
Real estate-mortgage	18,143	15.3%
Installment loans to individuals	451	0.4%
Lease financing	10,779	9.1%

Total loans	$118,685	100.0%

Note: There were no agricultural loans as of June 30, 2002

The change in mix and size of the loan portfolio from December 31, 2001 to June 30, 2002 has not increased the proportionate level of credit risk in the loan portfolio. Due to current and forecasted economic downturns, the level of risk in the loan portfolio has increased. However, management believes that this increased level of risk is not material relative to the level of risk in the past.

At June 30, 2002 there were $707,000 in non-accruing loans. There were 15 loans totaling $294,000 charged off against reserves during the first six months of 2002. There were $3,178,000 in accruing loans past due 30 days of more; $2,503,000 past due 30 to 59 days, $110,000 past due 60 to 89 days and $565,000 past due 90 days or more. Management fully expects that diligent servicing of these loans will minimize delinquencies.

Total loan loss reserves of $1,779,000 at June 30, 2002 were 1.50% of total loans, which included $536,000 in specific allowances. The following highlights the allocations of allowances for loan and lease losses as of June 30, 2002.

	(000s omitted for dollars)
	Loan and Lease	Loan and Lease	Percent of loan and
	loss allowance	amounts	lease loss allowance
	amount	outstanding	to loan & lease amounts

Domestic:
Commercial, financial and agricultural	$1,233	$78,447	1.57%
Real estate-construction	110	10,865	1.01%
Real estate-mortgage	146	18,247	0.83%
Installment loans to individuals	6	451	1.10%
Lease financing	68	10,779	0.63%
Foreign	—	—
Off-balance sheet items and unallocated	216	—	n/a

Total	$1,779	$118,789	1.50%

Note: There were no agricultural loans as of June 30, 2002

In management’s opinion, the total loan reserve position is adequate relative to the overall quality of the loan portfolio.

Liquidity and Capital Resources
 Michigan Heritage Bank’s current cash projections as of June 30, 2002 indicate adequate cash balances. The Bank has additional line of credit facilities with national lending institutions to add funding capacity. Bank management has also established a network of banks that can be used to sell or participate a portion of the Bank’s loan portfolio. These techniques allow the Bank to service its business relationships and generate fee and servicing revenue.

The Company’s liquidity remained adequate during the six-month period ended June 30, 2002. Michigan Heritage Bancorp had $2,881,000 in cash and cash equivalents as of June 30, 2002 including $737,000 in interest bearing deposits in other banks and $1,245,000 in federal funds sold. The Bank has proven its ability to attract deposits and build a stable deposit base from which to fund loans. In addition, the Bank is a member of the Federal Home Loan Bank of Indianapolis, Indiana and as of June 30, 2002 had $13,500,000 in notes payable to the Federal Home Loan Bank at a weighted average rate of 3.28%.

During the first quarter of 2002 Michigan Heritage Bancorp obtained a $3,000,000 Capital Note loan from a large Midwestern financial institution. This facility provides additional financing that can be down-streamed to the Bank as capital. This capital will allow the Bank to continue its growth while not diluting existing shareholders value. As of June 30, 2002 Michigan Heritage Bancorp has borrowed a total of $200,000 leaving $2,800,000 available for future use.

Michigan Heritage Bank is subject to various regulatory capital requirements. To be considered adequately-capitalized or well-capitalized, Michigan Heritage Bank must maintain a Tier 1 leverage capital ratio of 4.0% and 5.0%, respectively. The Bank’s Tier 1 leverage capital ratios were 9.25% and 9.18% at June 30, 2002 and December 31, 2001, respectively. Michigan Heritage Bank plans to remain well-capitalized on an ongoing basis.

PART II—OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on April 18, 2002, at which the shareholders voted on the election of directors. Each of the nominees for director was an incumbent and all nominees were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee.

Nominees	Votes For	Votes Withheld

H. Perry Driggs, Jr.	1,282,149	63,740
Frank A. Scerbo	1,282,039	63,850
Richard Zamojski	1,276,499	69,390

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Certification from CEO and acting CFO required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.1

Exhibit 99.2

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2002	MICHIGAN HERITAGE BANCORP, INC.

By:/s/ Anthony S. Albanese Anthony S. Albanese President, Chief Operating Officer, and Acting Chief Financial Officer

And:/s/ Richard Zamojski Richard Zamojski Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description

99.1	Certification from CEO as Required by Section 906 of the Sabanes-Oxley Act of 2002.
99.2	Certification from the acting CFO as required by Section 906 of the Sarbanes-Oxley Act of 2002.