Form 10QSB
period 2002-09-30
MICHIGAN HERITAGE BANCORP INC
filed 2002-11-14
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended

SEPTEMBER 30, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

At November 13, 2002 there were 1,488,764 shares of Common Stock of the issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes: ☐ No: ☒

PART I — FINANCIAL INFORMATION
PART II — OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
Certification Pursuant to Section 906
Certification Pursuant to Section 906

Part I — Financial Information

Michigan Heritage Bancorp, Inc.
Consolidated Balance Sheets
September 30, 2002 and December 31, 2001
(Unaudited)

	(000s omitted for dollars)
	September 30, 2002	December 31, 2001

ASSETS
Cash and due from banks, noninterest bearing	$1,789	$966
Interest bearing deposits with banks	36	66
Federal funds sold	345	5,700

Cash and cash equivalents	2,170	6,732
Securities available for sale	17,668	13,727
Federal Reserve Bank stock and other stock	1,137	1,005

Total investments	18,805	14,732
Gross Loans and Leases	119,985	119,365
Less: Net deferred fees	84	122
Allowance for credit losses	1,798	1,802

Net loans and leases	118,103	117,441
Loans held for sale	4,326	1,589

Total earning assets	141,615	139,528
Leasehold improvements, net	210	241
Furniture & equipment, net	402	489

Total fixed assets	612	730
Interest receivable	764	720
Other real-estate and assets owned	468	540
Other assets	522	1,045

Total other assets	1,754	2,305

Total assets	$145,770	$143,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total deposits	$123,622	$111,252
Other borrowed funds	6,500	18,500
Other liabilities	1,982	1,263

Total liabilities	132,104	131,015
Stockholders’ Equity
Preferred stock—no par value; 500,000 shares authorized, none issued and outstanding	0	0
Common stock—no par value; 4,500,000 shares authorized, issued and outstanding—1,488,764 shares in 2002 and 2001	13,730	13,730
Accumulated deficit	(523)	(1,361)
Accumulated other comprehensive income	459	145

Total stockholders’ equity	13,666	12,514

Total liabilities and stockholders’ equity	$145,770	$143,529

Total loan loss reserve ratio	1.50%	1.51%
Total loan to asset ratio	82%	83%

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Earnings
Three and Nine Month Periods Ended
September 30, 2002 and September 30, 2001
(Unaudited)

	(000s omitted except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

OPERATING INCOME:
Interest income	$2,815	$2,744	$8,373	$8,014
Interest expense	1,236	1,581	3,776	4,751

Net interest income before provision for credit losses	1,579	1,163	4,597	3,263
Less: provision for credit losses	181	285	441	347

Net interest income after provision for credit losses	1,398	878	4,156	2,916
Gain on sale of securities held available for sale	0	0	0	44
Gain on sale of loans and other assets	308	167	627	478
Other income	72	27	134	77

Total other operating income	380	194	761	599

Total operating income	1,778	1,072	4,917	3,515
OTHER OPERATING EXPENSES:
Salaries and employee benefits	708	646	1,951	1,858
Occupancy expense	108	106	315	315
Equipment expense	61	61	184	174
Data processing expense	32	30	96	75
Insurance expense	13	13	36	33
Advertising/promotion expense	59	37	154	124
Office supplies and printing expense	11	10	33	30
Professional fees	150	87	400	237
FDIC assessment	5	5	15	30
Lien, recording, and other loan fees, net	91	45	189	112
Michigan single business tax	15	15	75	45
Other expense	72	54	240	185

Total other operating expense	1,325	1,109	3,688	3,218

Net operating income	453	(37)	1,229	297
Provision for federal income taxes	144	(19)	390	82

Net income	$309	$(18)	$839	$215

Per Common Share Data
Basic earnings per share	$0.21	$(0.01)	$0.56	$0.14
Diluted earnings per share	$0.20	$(0.01)	$0.56	$0.14

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Cash Flow
Nine Month Periods Ended
September 30, 2002 and September 30, 2001
(Unaudited)

	(000s omitted)
	Nine Months Ended September 30,

	2002	2001

Operating activities:
Net income	$839	$215
Adjustments to reconcile net income to net cash provided in operating activities	(1,300)	(672)

Net cash used in operating activities	(461)	(457)
Investing activities:
Purchase of U.S. Treasury and agency securities	(5,050)	(1,000)
Proceeds from matured or called U.S. Treasury and agency securities	1,750	3,500
Purchase of other securities	(1,250)	(5,905)
Proceeds from matured or called other securities	899	2,844
Purchase of Federal Reserve Bank and other stock	(132)	(305)
Purchase of leasehold improvements, furniture and equipment	(68)	(55)
Net change in gross loans	(620)	(21,158)

Net cash used in investing activities	(4,471)	(22,079)
Financing activities:
Increase in deposits	12,370	7,028
Payments of federal funds purchased	(5,000)	(500)
Proceeds from federal funds purchased	—	4,000
Payments of Federal Home Loan Bank advances	(7,000)	—
Proceeds from Federal Home Loan Bank advances	—	6,500

Net cash provided by financing activities	370	17,028

Net decrease in cash and cash equivalents	(4,562)	(5,508)
Cash and cash equivalents at beginning of year	6,732	12,652

Cash and cash equivalents at end of period	$2,170	$7,144

Michigan Heritage Bancorp, Inc.
Notes to Financial Statements
September 30, 2002

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

For commercial customers who seek additional deposit services, the Bank offers the convenience of a “Rapid Courier Service”. This service offers convenient account access through a telephone banking service and plans to offer internet banking sometime in the future.

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

Comparative Results for the Three Months Ended September 30, 2002 and September 30, 2001
The Company had a net profit of $309,000 for the quarter ending September 30, 2002 compared to a net loss of $18,000 for the same quarter last year. The primary reason for the change was a substantial reduction in the bank’s cost of funds this year and a more stable economic climate compared to last year’s poor economic climate and the effects of September 11. Management believes that the current business environment has not improved dramatically over last year but has stabilized. Net interest income before allowances for credit losses increased by $416,000 or 36% primarily due to a $345,000 or 22% reduction in the bank’s interest expense. Average earning assets increased by $16,846,000 or 16% over the third (3rd) quarter of 2001 while the net interest margin improved from 3.70% in the third (3rd) quarter 2001 to 4.46% in the 3rd quarter of 2002. As a combined result, net interest income after provision for credit losses increased $520,000 or 59% to $1,398,000.

Other operating income increased $186,000 or 96% to $380,000 primarily due to gains on sales of loans and leases.

Other operating expense increased by $216,000 or 19% to $1,325,000. Salaries and employee benefits increased by $62,000 to $708,000 due to additional commission expenses in the mortgage division. Advertising expenses increased $22,000 to $59,000 due to an increase in advertising aimed at building core deposits. Professional fees increased by $63,000 to $150,000 primarily due to increase in legal expenses for collections, contractual fees paid for the management and origination of lease transactions and holding company expenses.

The resulting profit before federal income tax was $453,000 for the 3rd quarter 2002 compared to a loss before federal income tax credit of $37,000 for the same period last year. Federal income tax was $144,000 for the 3rd quarter of 2002 compared to a $19,000 federal income tax credit for the same period last year.

Net income per weighted average share outstanding was $0.21 for the quarter ended September 30, 2002 compared to net loss of $0.01 per share for the same period last year. On a diluted basis, net income per share was $0.20 for the quarter compared to a net loss of $0.01 for the same quarter last year.

Comparative Results for the Nine Months Ended September 30, 2002 and September 30, 2001
Net income for the nine months ended September 30, 2002 was $839,000 compared to $215,000 for the same period last year. Net interest income before allowances for credit losses increased by $1,334,000 or 41% to $4,597,000 primarily due to an $18,513,000 or 16% increase in average earning assets and a $975,000 reduction in interest expense. This resulted in improvement in the net interest margin from 3.67% in the 3rd quarter of 2001 to 4.41% in the 3rd quarter of 2002. As a combined result, net interest income after provision for credit losses increased by $1,240,000 or 43% to $4,156,000.

Other operating income increased by $162,000 to $761,000 primarily due to gains-on-sales of loans and leases. Other miscellaneous income increased by $57,000 primarily due to an increase in fees.

Other operating expenses increased by $470,000 or 15% to $3,688,000. Salaries and employee benefits increased by $93,000 to $1,951,000 due to additional mortgage salaries and commission expense. Professional fees increased $163,000 over the same period last year primarily due to increase in legal expenses for collections, contractual fees paid for the management and origination of lease transactions and holding company expenses. Other loan fees increased by $77,000 due to additional mortgage loan volume.

The resulting profit before federal income tax increased by $932,000 to $1,229,000 compared to $297,000 for the same period last year. Federal income tax was $390,000 for the first 9 months of 2002 compared to $82,000 for the same time period last year.

Net Income per weighted average share outstanding was $0.56 for the 9 months ended September 30, 2002 compared to $0.14 per share for the same period last year. On a diluted basis, net income per share was also $0.56 for the nine month ended September 30, 2002 compared to $0.14 per share for the same period last year.

Balance Sheet Change—September 30, 2002 from December 31, 2001
Total assets increased by $2,241,000 or 2% from December 31, 2001 to September 30, 2002. Gross loans for the same 9 month period increased by $620,000 or .52% to $119,985,000. Deposits increased by $12,370,000 or 11% to $123,622,000. Borrowed funds decreased by $12,000,000 to $6,500,000 reflecting a strengthening in the deposit base due to the current volatility in the stock market and an emphasis on increasing core deposits. Cash and Cash equivalent decreased by $4,562,000 or 68% to $2,170,000 primarily due to an increase in the bank’s investment portfolio.

Loans and Leases and Allowances for Credit Losses
The categories of loans and leases outstanding at September 30, 2002 in dollars and as a percentage of total loans are as follows:

	(000s omitted for dollars)
		Pct of total
Loan & Leases Category	Amount	Loans & Leases

Commercial, financial and agricultural	$75,288	62.7%
Real estate-construction	12,726	10.6%
Real estate-mortgage	18,177	15.1%
Installment loans to individuals	333	0.3%
Lease financing	13,461	11.2%

Total loans	$119,985	100.0%

Note: There were no agricultural loans as of September 30, 2002

The change in mix and size of the loan and lease portfolio from December 31, 2001 to September 30, 2002 has not increased the proportionate level of credit risk in the loan and lease portfolio.

At September 30, 2002 there were $486,000 in non-accruing loans. There were 28 loans totaling $434,000 charged off against reserves during the first 9 months of 2002. There were $76,482 in accruing loans past due 30 days or more, no loans past due between 60 and 119 days and $290,928 past due 120 days or more. Management fully expects that diligent servicing of these loans will minimize losses.

Total credit loss reserve at September 30, 2002 was $1,798,000 or 1.50% of total loans and leases, which include $653,000 in specific allowances. The following highlights the allocations for credit losses as of September 30, 2002.

	(000s omitted for dollars)
	Credit loss	Loan & Lease	Percent of credit
	allowance	amounts	loss allowance
	amount	outstanding	to loan & lease amounts

Domestic:
Commercial, financial and agricultural	$1,199	$75,288	1.59%
Real estate—construction	245	12,726	1.93%
Real estate—mortgage	128	18,177	0.70%
Installment loans to individuals	4	333	1.20%
Lease financing	83	13,461	0.62%
Foreign	—	—	—
Off-balance sheet items and unallocated	139	—	n/a

Total	$1,798	$119,985	1.50%

Note: There were no agricultural loans as of September 30, 2002

In management’s opinion, the total credit loss allowance is adequate relative to the overall quality of the loan and lease portfolio.

Liquidity and Capital Resources
Michigan Heritage Bank’s current cash projections as of September 30, 2002 indicate adequate cash balances. The Bank has additional line of credit facilities with national lending institutions to add funding capacity. Bank management has also established a network of banks that can be used to sell or participate a portion of the Bank’s loan portfolio. These techniques allow the Bank to service its business relationships and generate fee and servicing revenue.

The Company’s liquidity remained adequate during the nine-month period ended September 30, 2002. Michigan Heritage Bancorp had $2,170,000 in cash and cash equivalents as of September 30, 2002, including $36,000 in interest bearing deposits in other banks and $345,000 in federal funds sold. The Bank has proven its ability to attract deposits and build a stable deposit base from which to fund loans. In addition, the Bank is a member of the Federal Home Loan Bank of Indianapolis, and as of September 30, 2002, had $6,500,000 in notes payable to the Federal Home Loan Bank at a weighted average rate of 4.43%.

During the first quarter of 2002 Michigan Heritage Bancorp obtained a $3,000,000 Capital Note loan from a large Midwestern financial institution. This facility provides additional financing that can be downstreamed to the Bank as capital. This capital will allow the Bank to continue its growth while not diluting existing shareholders value. As of September 30, 2002 Michigan Heritage Bancorp has borrowed a total of $200,000 leaving $2,800,000 available for future use.

Michigan Heritage Bank is subject to various regulatory capital requirements. To be considered adequately-capitalized or well-capitalized, Michigan Heritage Bank must maintain a Tier 1 leverage capital ratio of 4.0% and 5.0%, respectively. The Bank’s Tier 1 leverage capital ratios were 9.16% and 9.18% at September 30, 2002 and December 31, 2001, respectively. Michigan Heritage Bank plans to remain well-capitalized on an ongoing basis.

Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the Company’s periodic SEC reports. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Certification from CEO and acting CFO required by Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1 Exhibit 99.2

(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

[Signatures on next page]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN HERITAGE BANCORP, INC.

		By: /s/	Anthony S. Albanese Anthony S. Albanese President, Chief Operating Officer, and Acting Chief Financial Officer

		And: /s/	Richard Zamojski Richard Zamojski Chairman and Chief Executive Officer

DATED:	November 13, 2002

CERTIFICATIONS

     I, Anthony S. Albanese, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Michigan Heritage Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/	Anthony S. Albanese Anthony S. Albanese President, Chief Operating Officer, and Acting Chief Financial Officer

     I, Richard Zamojski, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Michigan Heritage Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/	Richard Zamojski Richard Zamojski Chairman and Chief Executive Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX-99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002