Form 10KSB
period 2002-12-31
MICHIGAN HERITAGE BANCORP INC
filed 2003-03-19
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

DECEMBER 31, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recently completed fiscal year: $12,591,000

The aggregate market value of the voting and no-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 25, 2003 was $13,919,943.

As of February 25, 2003, there were 1,488,764 shares of Common Stock of the Issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes: ☐ No: ☒

Portions of the registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders to be held April 15, 2003, to the extent expressly so stated herein, are incorporated by reference into Part III of this Report.

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

PART I

Item 1. Description of Business.

General

Michigan Heritage Bancorp, Inc. (the “Company”) was incorporated in 1989 as a Michigan corporation and was inactive from the time of its formation until November 1996. The Bank, the Company’s wholly-owned subsidiary (the “Bank”), is a Michigan banking corporation with depository accounts insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. The Bank provides a range of commercial and consumer banking services primarily in Oakland and western Wayne counties including Novi, Farmington, Farmington Hills, Livonia, Northville, Northville Township, and Troy.

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

The headquarters for both the Company and the Bank was relocated to the northeast area of Farmington Hills in December 1999. The Bank entered into a 15 year lease for this facility at approximately $220,000 annual rent, net of rental income.

In January 2000, the Company opened its third branch on the first floor of the Bank’s new headquarters in Farmington Hills, Michigan. The branch office located in the new building is leased with minimal leasehold improvements. This branch was subsequently designated as the Bank’s main office in October 2001.

During 2001, the Bank formed a mortgage division and hired a team of mortgage professionals to generate single family residential loans and related products. Also during 2001, the Bank formed a wholly-owned leasing subsidiary, MHB Leasing, Inc., which has enabled the Bank to strategically affiliate with business partners to generate lease transactions and fee income.

In 2002, the Bank formed MHB Financial, LLC, a joint venture with the Agents Assistance Corporation, the “for profit” arm of the Michigan Association of Insurance Agents (“MAIA”), and Indigo Financial Group, Inc. The joint venture will offer consumers throughout Michigan a complete array of mortgage products including conventional, adjustable rate and home equity loans. MHB Financial, LLC is expected to be fully operational by March 2003. The Bank, as the majority shareholder, will provide warehouse lending and compliance oversight. The MAIA, which represents Michigan insurance agents, will provide an exclusive network of mortgage loan originators located in insurance agencies. Indigo Financial Group, Inc. will provide comprehensive training and the processing and closing of mortgage loans using its “state of the art” Internet based computer system.

Lending

The Bank’s lending activities include commercial equipment leases, direct financing leases, commercial loans, commercial real estate loans, residential mortgage loans, home equity loans, and consumer installment loans. The Bank considers a loan or lease impaired when it is probable that all interest and principal will not be collected. For the period ended December 31, 2002, impaired loans and leases were $708,000. Specific allowances for impaired credits were $98,000 at year-end 2002. Management believes the total specific allowances for impaired credits will adequately provide for expected charge-offs.

Due to the generally weak state of the economy in 2002, management has provided additional loan loss reserves of $701,000.

In 2001, the Bank allocated $283,000 in loan loss provisions for a national retail credit. While this loan is currently performing satisfactorily, deterioration in its financial condition has occurred which management believes warranted additional reserves. The company, currently in chapter 11 bankruptcy proceedings, intends to file its plan of reorganization and emerge from bankruptcy during the second quarter of 2003. Subsequent to the Bank’s year- end, the company formally notified the Bank that the plan of reorganization is expected to include a reaffirmation of its debt obligation to the Bank.

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

The following table sets forth outstanding loan and lease balances at December 31, 2002 and 2001, by category of credit.

	($ in 000s)
	December 31,

	2002		2001

		% of		% of
Type of Loan or Lease	Outstanding	Total	Outstanding	Total

Commercial loans discounted	$32,461	27.5%	$44,780	37.4%
Commercial loans direct	3,258	2.7%	2,844	2.4%
Commercial lines of credit	14,467	12.2%	13,465	11.3%
Commercial—construction	6,738	5.7%	4,203	3.5%
Commercial real estate	25,520	21.5%	19,525	16.4%
Real estate—construction	4,036	3.4%	3,870	3.2%
Real estate—mortgage	13,823	11.7%	15,709	13.2%
Home equity	3,257	2.7%	4,611	3.9%
Installment loans and other	275	0.2%	373	0.3%
Lease financing	14,696	12.4%	9,985	8.4%

Total loans and leases	$118,531	100.0%	$119,365	100.0%

Allowance for Credit Losses — Summary
 The following table summarizes changes in the allowance for credit losses arising from additions to the allowance which have been charged to expense, selected ratios, and the allocation of the allowance for credit losses.

	($ in 000s)
	Amount as of December 31,

	2002	2001

Loans and leases outstanding	117,960	106,090
Total loans and leases at year end	118,531	119,365

Allowance for credit losses at beginning of period	1,802	1,887
Provision charged to expense	701	877
Loan and lease charge-offs during the period	560	964
Loan and lease recoveries during the period	70	2
Allowance for credit losses at end of year	2,013	1,802

Ratio of net charge-offs during the period to average loans and leases outstanding	0.42%	0.91%
Allowance for credit losses as a percentage of loans and leases at period end	1.70%	1.51%

Specific allowance for impaired loans and leases	98	170
Unallocated allowance	1,915	1,632
Total allowance for credit losses	2,013	1,802

Nonaccrual, Past Due and Restricted Loans and Leases
 The following table summarizes the Banks non-performing loans and leases for the respective years ending December 31.

	($ in 000s)
	Amount as of December 31,

	2002	2001	2000

Nonaccrual, Past Due and Restricted Loans and Leases

Loans accounted for on a nonaccrual basis	903	1,077	438

Accruing loans that are contractually past due 90 days or more as to interest or principle payments	592	419	263

Total	1,495	1,496	701

Allowance for Credit Losses — Detail
 The following table summarized the allowance for credit losses in the Bank’s portfolio for the respective years ending December 31.

	($ in 000s)
	Amount as of December 31,

	2002	2001	2000

Total loans and leases at year end	118,531	119,365	93,250

Allowance for credit losses at beginning of period	1,802	1,887	1,987

Loan and lease charge-offs during the period
Commercial & Financial	476	765	156
Real Estate — Mortgages	84	193	—
Installment Loans to Individuals	—	6	4

Total charge-offs	560	964	160

Loan and lease recoveries during the period Commercial & Financial	69	2	—
Real Estate — Mortgages	1	—	—
Installment Loans to Individuals	—	—	—

Total recoveries	70	2	—

Net charge-offs	490	962	160

Provision charged to expense	701	877	60

Allowance for credit losses at end of period	2,013	1,802	1,887

Ratio of net charge-offs during the period to loans and leases outstanding at year end	0.41%	0.81%	0.17%

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

Deposits

The following summarizes certain information regarding deposits with the Bank.

	($ in 000s)
	For the Year Ended December 31,

	2002		2001

	Average	Rate	Average	Rate
Type of Deposit	Amount	Paid (%)	Amount	Paid (%)

Noninterest bearing demand deposits	$3,470	0.00	$2,560	0.00
Interest bearing checking and money market deposits	29,227	2.53	12,274	3.85
Savings deposits	158	1.50	48	2.08
Time deposits	81,499	4.53	92,004	6.01

Total deposits	$114,354	3.88	$106,886	5.62

The Bank has no foreign banking offices.

Company Selected Financial Information

The following table contains selected financial information for the Company:

	($ in 000s except per share data)

For the years ended December 31,	2002	2001	2000	1999	1998

Net interest income before provision for credit losses	$6,304	$4,614	$4,083	$3,403	$2,440
Net income (loss)	$1,252	$110	$504	$475	$(113)
Net income (loss) per diluted share of common stock	$0.84	$0.07	$0.34	$0.36	$(0.09)

Cash dividends declared per common share of stock	—	—	—	—	—
Dividend payout ratio	n/a	n/a	n/a	n/a	n/a

Total assets at year-end	$152,328	$143,529	$120,568	$108,887	$100,267
Total stockholders’ equity at year-end	$14,057	$12,514	$12,323	$11,718	$10,041
Total average assets	$141,487	$126,101	$110,036	$102,935	$74,321
Total average stockholders’ equity	$13,193	$12,659	$12,010	$10,566	$10,358

Return on average total assets	0.88%	0.09%	0.46%	0.46%	-0.15%
Return on average stockholders’ equity	9.49%	0.87%	4.20%	4.50%	-1.09%
Average equity to average assets	9.32%	10.04%	10.91%	10.26%	13.94%

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

Employees

At December 31, 2002, the Company employed 40 people on a full-time basis at the Bank. Over the next 12 months, management does not expect to appreciably add additional full-time people to the Bank. The Bank has retained Harrison Capital Corporation to assist in managing MHB Leasing, Inc. on a contractual basis.

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

Item 2. Description of Property.

The Bank leases a 3,000 square foot building at 21211 Haggerty Road, Novi, Michigan 48375 originally for use as its main office and headquarters, and served as such until December 1999. In 2001 the Novi location was designated a branch office. The lease term was renewed until August 31, 2007 at an annual rent of $63,105 for 2002-2003 increasing to a maximum of $69,115 in 2007. The building was originally built in 1988 to be a bank branch and has one drive-up window and three drive-up bays. The building has substantial on-site parking. There is one entrance/exit on Haggerty Road as well as a rear exit to Orchard Hill Place. Access to the Novi branch is available to Oakland and Wayne County residents by using I-275, I-96, I-696, and Grand River Avenue.

The Bank opened its first branch in January 1999, with 1,500 square feet of office space within a strip mall at 1917 East Big Beaver Road, Troy, MI 48083. The lease extends until January 18, 2004, at an annual rent of $32,000. The branch has two teller windows, two customer service desks, a mutual funds room, and a conference room.

The Bank signed a 15 year lease for approximately 10,000 square feet for a new headquarters in Farmington Hills, Michigan which the Bank occupied during December 1999. The lease extends until June 30, 2014. Additional costs for furniture, equipment and leasehold improvements for the new headquarters were approximately $400,000. The annual rent, net of rental income, is approximately $220,000.

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

All of the Bank’s facilities are in good physical condition and, in management’s opinion, the properties are adequately covered by insurance.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s common stock is traded in the over-the-counter market and quotations are reported on the OTC Bulletin Board under the symbol “MHBC.” There were approximately 71 holders of record as of December 31, 2002. Included among the 71 holders of record are investment firms with an undetermined number of clients owning the Company’s common stock. The Company paid a 10% common stock dividend on June 15, 1998. There have been no cash dividends paid nor has the Company paid any common stock dividends since 1998.

The Company completed a rights offering to existing shareholders in October 1999. Up to 500,000 shares of common stock were offered for sale in order to contribute additional capital to the Bank. The shares were offered for a limited period of time exclusively to shareholders of Michigan Heritage Bancorp, Inc. at $6.00 per share. Shareholders were entitled to purchase one share for each three shares they owned on July 14, 1999. The common stock offering to existing shareholders began on July 30, 1999 and ended on October 1, 1999. A total of 223,765 shares of common stock were sold resulting in $1,248,000 in additional capital after payment of offering expenses. The number of shares of common stock now outstanding after the rights offering is 1,488,764.

The following sets forth the quarterly high and low bid price per share during each of the four quarters in 2002 and 2001. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

High / Low

2002	4th Quarter	$8.00 / $6.75
	3rd Quarter	$6.65 / $6.50
	2nd Quarter	$6.65 / $5.70
	1st Quarter	$5.75 / $5.30

2001	4th Quarter	$6.00 / $5.00
	3rd Quarter	$6.00 / $5.20
	2nd Quarter	$5.25 / $4.25
	1st Quarter	$5.63 / $4.00

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column(a)) (c)

Equity compensation plans approved by shareholders	99,000 shares	$5.00/share	11,000 shares

Equity compensation plans not approved by shareholders	None	N/A	None
Total	99,000 shares	$5.00/share	11,000 shares

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion addresses material factors affecting the financial condition and results of the Company. This discussion should be read in conjunction with the audited financial statements, footnotes and supplemental financial data presented elsewhere in this report.

The Company was in the development stage during 1996 and the first two months and nine days of 1997. The Company completed an initial public offering of common stock during February and March 1997. On March 10, 1997, the Bank opened for business. As of December 31, 2002, the Bank has been operational almost 70 months and has completed its fifth full fiscal year of operations.

Results of Operations

Year 2002 Compared to Year 2001
 The Company earned $1,252,000 in net profits for 2002, a $1,142,000 improvement over 2001 which was primarily the result of a reduction in the Bank’s cost of funds which improved the net interest margin. Also, the non-interest income increased $596,000 over 2001 due to gains on sale of loans and leases due primarily to the robust refinance market for residential mortgages. Other expenses increased by $753,000 primarily due to increases in commissions, loan and lease expenses. Professional fees also increased $192,000 over 2001 due to increases in legal fees relating primarily to loans and leases and management fees for MHB Leasing, Inc., the Bank’s wholly-owned subsidiary formed in 2001. Provision for federal income taxes applicable to operating income increased $567,000. Quarterly net profits for 2002 were $225,000, $305,000, for the first and second quarters respectively, and $309,000, and $413,000 for the third, and fourth quarters, respectively. Quarterly net results for 2001 were $130,000 and $103,000 for the first and second quarters respectively, and net losses of $18,000 and $105,000 for the third and fourth quarters respectively.

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

Quarterly Summary
 The Company’s quarterly consolidated net interest income before provision for credit losses, operating income, net income, and net earnings (loss) per share are summarized below for years 2002, 2001, and 2000. Total operating income is net interest income after provision for credit losses plus other operating income.

	($ in 000s Except per Share Earnings)

	2002	2001	2000

Net Interest Income Before
Provision for Credit Losses

1st Quarter	$1,495	$1,033	$980
2nd Quarter	1,523	1,067	1,039
3rd Quarter	1,579	1,163	1,000
4th Quarter	1,707	1,351	1,064

Total Net Interest Income	$6,304	$4,614	$4,083

Total Operating Income
1st Quarter	$1,525	$1,190	$1,006
2nd Quarter	1,614	1,253	1,052
3rd Quarter	1,778	1,072	1,027
4th Quarter	2,109	1,050	1,115

Total Operating Income	$7,026	$4,565	$4,200

Consolidated Net Income
1st Quarter	$225	$130	$130
2nd Quarter	305	103	123
3rd Quarter	309	(18)	117
4th Quarter	413	(105)	134

Total Net Income	$1,252	$110	$504

Net Earnings (Loss) per Share
1st Quarter	$0.21	$0.09	$0.09
2nd Quarter	0.21	0.06	0.08
3rd Quarter	0.15	(0.01)	0.08
4th Quarter	0.27	(0.07)	0.09

Total Net Earnings (Loss) per Share	$0.84	$0.07	$0.34

Return on Average Equity and Average Assets
 For 2002, the return on average equity was 9.49% compared to 0.87% for 2001 and 4.20% for 2000. The return for average assets for 2002 was 0.88%, compared to 0.09% for 2001 and 0.46% for 2000. While there have been no cash dividends paid to date, the Board of Directors declared and distributed a 10% common stock dividend during the second quarter of 1998.

Balance Sheet Comparisons at Year End—2002 Compared to 2001
 The Company’s total assets at December 31, 2002 were $152,328,000 compared to $143,529,000 at the end of 2001, an increase of $8,799,000 or 6%. Gross loans and leases decreased by $834,000 or 0.7% to $118,531,000 at the end of 2002. Deposits increased by $8,990,000 or 8% to a 2002 year-end balance of $120,242,000. Federal Home Loan Bank borrowings were $12,500,000 and federal funds purchased were $4,000,000 at 2002 year end. Federal Home Loan Bank borrowings were $13,500,000 and federal funds purchased were $5,000,000 at 2001 year end. Cash and cash equivalents were $10,986,000 at the end of 2002, an increase of $4,254,000 from 2001 year end.

As of December 31, 2002, the Bank had reserves for possible credit losses of 1.70% of gross loans and leases outstanding. During 2001, management provided an additional $283,000 in reserves for a national retail credit who declared bankruptcy in 2002, with an outstanding balance of $613,000 as of February 1, 2003. While currently performing satisfactorily, deterioration in its financial condition has occurred which, in management’s opinion, warranted the additional reserves. The national retailer is making efforts to restructure itself in an extremely competitive environment and stressed economy. In addition, the current downturn in both the economy in general, and the local automotive industry in particular, have been taken into account by management while reviewing the adequacy of credit loss reserves. As a result, management has provided an additional $211,000 in reserves during 2002. Management believes that the resulting $2,013,000 credit reserve at year-end 2002 is adequate relative to the overall quality of the loan and lease portfolio.

At 2002 year end, specific allowances of $98,000 were allocated for impaired loans and leases classified by management of $708,000. At the end of 2001, specific allowances of $170,000 were allocated for impaired loans and leases classified by management of $840,000. During 2002, there were $490,000 in net charge-offs. In 2001, there were $962,000 in net charge-offs. In 2000, there were $160,000 in net charge-offs. In 1999, there were $901,000 in net charge offs. There were no charge-offs during 1998 or 1997.

The Bank’s loan and lease portfolio at the end of 2002 and 2001 by category and as a percentage of total loans and leases outstanding is summarized below.

	($ in 000s)
	December 31,

	2002		2001
					Change
		% of		% of
Type of Loan or Lease	Outstanding	Total	Outstanding	Total	$	%

Commercial loans discounted	$32,461	27.3%	$44,780	37.6%	(12,319)	-27.5%

Commercial Relationship Lending:
Commercial loans direct	3,258	2.7%	2,844	2.4%	414	14.6%
Commercial lines of credit	14,467	12.2%	13,465	11.3%	1,002	7.4%
Commercial—construction	6,738	5.7%	4,203	3.5%	2,535	60.3%
Commercial real estate	25,520	21.5%	19,525	16.4%	5,995	30.7%

Total Commercial Relationship Lending:	49,983	42.1%	40,037	33.6%	9,946	24.8%

Real estate—construction	4,036	3.4%	3,870	3.2%	166	4.3%
Real estate—mortgage	13,823	11.7%	15,709	13.2%	(1,886)	-12.0%
Home equity	3,257	2.7%	4,611	3.9%	(1,354)	-29.4%
Installment loans and other	275	0.2%	373	0.3%	(98)	-26.3%
Lease financing	14,696	12.4%	9,985	8.4%	4,711	47.2%

Total loans and leases	$118,531	100.0%	$119,365	100.0%	$(834)	-0.7%

Loans and leases were funded primarily by deposits consisting mostly of time deposits which represented 63% of total deposits at 2002 year end compared to 80% of total deposits at 2001 year end. Additional loan and lease information can be found elsewhere in this report in the Notes to Consolidated Financial Statements.

Net Interest Income Analysis
 The largest source of the Company’s revenues is net interest income. Net interest income is the spread between interest income on loans, leases and investments and interest expense on deposits and borrowed funds. Two statistics used to measure net interest income are (1) net interest spread, and (2) net interest margin. Net interest spread is the difference between the average yield on interest-earning assets and the average rate incurred on interest-bearing liabilities. Net interest margin is expressed as net interest income divided by average interest-earning assets. Net interest margin is greater than net interest spread due to the interest income earned on interest-earning assets funded by non-interest-bearing liabilities such as non-interest bearing demand deposits, escrow accounts and stockholders’ equity.

The following table presents the Company’s average balance sheets, net interest spread and net interest margin for the three years ended December 31, 2002, 2001, and 2000. Net interest income for 2002 increased $1,690,000 or 37% to $6,304,000. Net interest income for 2001 increased $531,000 or 13% to $4,614,000 compared to $4,083,000 for 2000.

Consolidated Average Balance Sheets
and Analysis of Net Interest Income
(Taxable Equivalent Basis)
For the Years Ended December 31,	2002			2001
($ in 000s)
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing balances in other banks	$187	$3	1.60%	$2,189	$96	4.39%
Federal funds sold	937	15	1.60	2,194	109	4.97
Investment securities	18,247	914	5.01	13,113	788	6.01
Loans and leases, net	117,960	10,099	8.56	106,090	9,768	9.21
Loans held for sale	2,108	137	6.50	1,091	92	8.43

Total earning assets	139,439	11,168	8.01	124,677	10,853	8.70
Cash and due from banks	1,575			1,054
Allowance for credit losses	(1,791)			(1,773)
Operating lease equipment, net	—			—
Other assets	2,264			2,143

Total assets	$141,487			$126,101

Liabilities and Stockholders’ Equity
Interest on checking and Money market deposit accounts	$29,227	$738	2.53%	$12,274	$473	3.85%
Savings deposits	158	2	1.27	48	1	2.08
Other time deposits less than $100,000	32,326	1,415	4.38	49,694	2,952	5.94
Time deposits $100,000 and greater	49,173	2,285	4.65	42,310	2,581	6.10
Borrowed funds	13,032	424	3.25	5,769	232	4.02

Total interest bearing liabilities	123,916	4,864	3.93	110,095	6,239	5.67

Other deposits, non-interest bearing	3,470			2,560
Other liabilities	908			787
Stockholders’ equity	13,193			12,659

Total liabilities and stockholders’ equity	$141,487			$126,101

Net interest income		$6,304			$4,614

Net interest rate spread			4.08%			3.03%

Cost of earning assets			3.49%			5.00%

Net interest margin			4.52%			3.70%

Net interest-earning assets to interest-bearing liabilities	113%			113%

Net income after taxes	$1,252			$110

Return on equity	9.49%			0.87%

Return on assets	0.88%			0.09%

Dividend payout ratio	—%			—%

Equity to assets ratio	9.32%			10.04%

[Additional columns below]

[Continued from above table, first column(s) repeated]

Consolidated Average Balance Sheets
and Analysis of Net Interest Income
(Taxable Equivalent Basis)
For the Years Ended December 31,	2000
($ in 000s)
			Average
	Average		Yield/
	Balance	Interest	Rate

Assets
Interest bearing balances in other banks	$3,398	$211	6.21%
Federal funds sold	6,556	408	6.22
Investment securities	13,243	866	6.54
Loans and leases, net	85,789	8,310	9.69
Loans held for sale	—

Total earning assets	108,986	9,795	8.99
Cash and due from banks	945
Allowance for credit losses	(1,988)
Operating lease equipment, net	—
Other assets	2,093

Total assets	$110,036

Liabilities and Stockholders’ Equity
Interest on checking and Money market deposit accounts	$9,084	$416	4.58%
Savings deposits	19	1	5.26
Other time deposits less than $100,000	57,831	3,487	6.03
Time deposits $100,000 and greater	28,420	1,808	6.36
Borrowed funds	4	—	—

Total interest bearing liabilities	95,358	5,712	5.99

Other deposits, non-interest bearing	1,858
Other liabilities	810
Stockholders’ equity	12,010

Total liabilities and stockholders’ equity	$110,036

Net interest income		$4,083

Net interest rate spread			3.00%

Cost of earning assets			5.24%

Net interest margin			3.75%

Net interest-earning assets to interest-bearing liabilities	114%

Net income after taxes	$504

Return on equity	4.20%

Return on assets	0.46%

Dividend payout ratio	—%

Equity to assets ratio	10.91%

The 4.52% net interest margin for 2002 is a 0.82% or 82 basis points (“bps”) increase from 2001. While the yield on earning assets went down 69 bps in 2002, 8.01% compared to 8.70%, due to a change in mix of earning assets and a lower rate environment, the cost of earning assets also went down 151 bps, 3.49% in 2002 compared to 5.00% in 2001. The 151 bps reduction is primarily the result of (1) certificates of deposits being repriced during 2002 at lower rates, (2) the Bank utilizing low cost Federal Home Loan Bank borrowings, and (3) the successful efforts of the Bank to increase the outstanding balances of checking, escrow, and money market demand accounts by $22,263,000 or 101%, $44,253,000 compared to $21,990,000 at year-end 2002 and 2001, respectively.

The 3.70% net interest margin for 2001 is a 5 bps decrease from the 3.75% net interest margin for 2000. While the yield on earning assets went down 29 bps in 2001, 8.70% compared to 8.99%, the cost of earning assets also went down 24 bps to 5.00% in 2001 compared to 5.24% in 2000 primarily due to a lower costs of time deposits in 2001 compared to 2000. The ratio of net interest-bearing assets to interest-bearing liabilities was 113%, 113%, and 114% for 2002, 2001, and 2000, respectively.

The net interest spread for 2002 of 4.08% increased 105 bps over the 3.03% spread for 2001. The average yield on earning assets of 8.01% decreased 69 bps from 2001 primarily due to the change in mix of earning assets and a lower rate environment. The 3.93% cost of interest-bearing liabilities for 2002 decreased 174 bps from 5.67% in 2001 due primarily to higher costing time deposits being repriced at lower rates in 2002 and new time deposits being acquired at rates lower than existing time deposits. In addition, the Bank successfully increased the outstanding balances of lower costing checking, escrow, and money market demand accounts at 2002 year end by $22,262,000 or 101%.

The net interest spread for 2001 of 3.03% increased 3 bps over the 3.0% spread for 2000. The 2001 average yield on earning assets of 8.70% decreased 29 bps from 2000 primarily due to the change in mix of earning assets and higher yields. The 5.67% cost of interest-bearing liabilities for 2001 decreased 32 bps from 5.99% in 2000 due primarily to lower costing time deposits in 2001. The cost of interest-bearing liabilities for 2001 and 2000 reflect lower market rates being paid on time deposits.

An analysis of the Company’s changes in net interest income is presented in the next table. The $1,690,000 net interest income increase in 2002 resulted primarily from a $1,004,000 increase in volume of average balances. There was a positive rate variance of $658,000 and a positive mix variance of $28,000 that contributed to the increase to net interest income. The $531,000 net interest income increase in 2001 resulted primarily from a $676,000 increase due to increases in average balances, partially offset by a $433,000 decrease due to changes in yields received on earning assets and funds provided, and there was a $288,000 due to a change in mix. Loan and lease fee income included in loan and lease interest income was $638,000, $625,000, and $501,000 for 2002, 2001, and 2000, respectively. Average balances of nonaccrual loans and leases for 2002 were $736,000 which reduced 2002 net interest income by approximately $63,000. Nonaccrual loans and leases reduced net interest income in 2001 by $73,000 and was insignificant for 2000.

Analysis of Net Interest Income Changes
(Taxable Equivalent Basis)	2002 Compared to 2001				2001 Compared to 2000
($ in 000s)
	Volume &				Volume &
	Yield/Rate				Yield/Rate
	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total

Increase (Decrease) in Interest Income
Interest bearing balances in other banks	$(88)	$(61)	$56	$(93)	$(75)	$(62)	$22	$(115)
Federal funds sold	(62)	(74)	42	(94)	(271)	(82)	54	(299)
Taxable investment securities	309	(131)	(52)	126	(9)	(70)	1	(78)
Loans and leases, net	1,093	(611)	(68)	414	1,966	(411)	(97)	1,458
Loans held for sale	85	(64)	(59)	(38)	—	—	92	92

Total interest income change	1,337	(941)	(81)	315	1,611	(625)	72	1,058
Increase (Decrease) in Interest Expense
Interest on checking and Money market deposit accounts	653	(163)	(225)	265	146	(66)	(23)	57
Savings deposits	2	—	(1)	1	1	—	(1)	—
Other time deposits less than $100,000	(1,032)	(777)	272	(1,537)	(491)	(52)	8	(535)
Time deposits $100,000 and greater	418	(615)	(99)	(296)	883	(74)	(36)	773
Borrowed funds	292	(44)	(56)	192	396	—	(164)	232

Total interest expense change	333	(1,599)	(109)	(1,375)	935	(192)	(216)	527

Net interest income change	$1,004	$58	$28	$1,690	$676	$(433)	$288	$531

A time deposit maturity analysis as of December 31, 2002 is presented in the following table.

Time Deposit	Under $100,000		$100,000 & Over		Total Time Deposits
Maturity Analysis
As of December 31, 2002	Amount	%	Amount	%	Amount	%

Maturing in:
3 mos or less	$4,512	3.32%	$2,365	3.88%	$6,877	3.51%
4-6 mos	4,788	3.86%	2,217	3.95%	7,005	3.89%
7-12 mos	7,356	3.46%	11,013	3.66%	18,369	3.58%
Greater than 12 mos	8,925	4.71%	34,813	4.10%	43,738	4.12%

TOTAL	$25,581	3.76%	$50,408	3.99%	$75,989	3.91%

The following table summarizes on a consolidated basis, investments as of December 31, 2002 and 2001. The carrying value of securities increased by $4,186,000 or 31% ($17,913,000 for year-end 2002 compared to $13,727,000 for year-end 2001) and the overall yield at year end decreased 77 bps (4.95% for 2002 compared to 5.72% for 2001). This decrease was primarily due to reinvesting maturing securities and adding additional volume during 2002 at lower yields. Additionally, the Bank had $362,100 of Federal Reserve Bank stock and $775,000 of Federal Home Loan Bank stock outstanding at December 31, 2002.

Maturities of Securities
December 31, 2002 and December 31, 2001
At Market Value and Taxable Equivalent Basis
($ in 000s)

	Maturity			1 - 5 Year			6 - 10 Year
	Under 1 Year			Maturity			Maturity

December 31, 2002	Amount	Yield		Amount	Yield		Amount	Yield

Securities Available for Sale (a):
U.S. Treasury	$—	—	%	$1,556	3.28	%	$—	—	%

U.S. Government agencies and corporations	507	2.70		2,895	4.11		—	—

States and political subdivisions	285	5.53		3,836	5.91		1,292	6.47

Other bonds, notes and debentures	756	4.82		3,453	5.17		—	—

Subtotal	1,548	4.26		11,740	4.90		1,292	6.47

Mortgage backed securities (b)	—	—		—	—		—	—

Total	$1,548	4.26	%	$11,740	4.90	%	$1,292	6.47	%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Over 10 Year
	Maturity			Total

December 31, 2002	Amount	Yield		Amount	Yield

Securities Available for Sale (a):
U.S. Treasury	$—	—	%	$1,556	3.28	%

U.S. Government agencies and corporations	—	—		3,402	3.90

States and political subdivisions	—	—		5,413	6.02

Other bonds, notes and debentures	—	—		4,209	5.10

Subtotal	—	—		14,580	4.97

Mortgage backed securities (b)	—	—		3,333	4.88

Total	$—	—	%	$17,913	4.95	%

	Maturity			1 - 5 Year			6 - 10 Year
	Under 1 Year			Maturity			Maturity

December 31, 2001	Amount	Yield		Amount	Yield		Amount	Yield

Securities Available for Sale (a):
U.S. Treasury	$503	6.23	%	$528	3.42	%	$—	—	%

U.S. Government agencies and corporations	1,779	5.79		511	4.90		—	—

States and political subdivisions	—	—		3,136	5.77		1,811	6.38

Other bonds, notes and debentures	519	7.18		2,864	5.56		—	—

Subtotal	2,801	6.13		7,039	5.44		1,811	6.38

Mortgage backed securities (b)	—	—		—	—		—	—

Total	$2,801	6.13	%	$7,039	5.44	%	$1,811	6.38	%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Over 10 Year
	Maturity			Total

December 31, 2001	Amount	Yield		Amount	Yield

Securities Available for Sale (a):
U.S. Treasury	$—	—	%	$1,031	4.79	%

U.S. Government agencies and corporations	—	—		2,290	5.59

States and political subdivisions	—	—		4,947	5.99

Other bonds, notes and debentures	—	—		3,383	5.81

Subtotal	—	—		11,651	5.75

Mortgage backed securities (b)	—	—		2,076	5.55

Total	$—	—	%	$13,727	5.72	%

(a)	There were no securities Held to Maturity as of December 31, 2002 and 2001. Expected maturities will differ from contractual maturities. Issuers may have the right to call or prepay obligations.

(b)	Mortgage backed securities have monthly principal and interest payments which may widely vary depending on current and future rates and other factors influencing mortgage prepayment speeds and are listed here as a total only.

Other Income Analysis
 For the year 2002, other income increased by $596,000 to $1,424,000 resulting mostly from additional gains on loans and leases sold in 2002, of which $1,281,000 was from the Bank’s mortgage division. Other remaining income was $143,000.

Other Expense Analysis
 In 2002, other expenses increased by $753,000 to $5,192,000. Salaries and employee benefits increased by $218,000 to $2,752,000 due to increases in mortgage commission expense. Occupancy expense decreased by $30,000 to $393,000 due primarily to relocating the mortgage division to our Novi location. Data processing expense increased by $22,000 mostly due to increases in volume and software enhancements. Advertising/promotion expense increased by $56,000 to $209,000 due to the Bank’s efforts to increase its core deposits. Professional fees went up by $192,000 due to increases in legal fees relating primarily to loans and leases and management fees for MHB Leasing, Inc., the Bank’s wholly-owned subsidiary formed in 2001. Other loan and lease expense increased by $101,000 mostly due to the increased volume in mortgage loans originated and sold into the secondary market. Other expenses increased by a net $197,000 due to ATM processing fees, membership fees, and other miscellaneous expenses. Federal income taxes increased by $567,000 reflecting the Bank’s increase in net operating income.

In 2001, other expenses increased by $976,000 to $4,439,000. Salaries and employee benefits increased by $633,000 to $2,534,000 due primarily to increases in commission and employee insurance expense and 4 net additional employees added in 2001. Occupancy expense increased by $17,000 to $423,000 due to additional overhead expenses relating to the new mortgage division. Other expenses increased by a net $54,000 due to an increase in correspondent bank fees, ATM processing fees, membership fees and other miscellaneous expenses. Federal income taxes decreased by $217,000 due partially to a reduction in net operating income.

Liquidity and Capital Resources

The Company’s current cash projections indicate adequate cash balances as of December 31, 2002. The Bank has credit facilities with national lending institutions to add funding capacity through overnight borrowings. There is a $3,000,000 line of credit with a bank that the Company has available to use as additional resources of capital of which, $200,000 was outstanding at December 31, 2002. In total the Bank has $8,000,000 of Fed Funds available to purchase in overnight rollover accounts with two outside banks of which, the Bank had $4,000,000 outstanding at December 31, 2002. Fund Management has also established a network of banks that can be used to sell or participate a portion of its loan and lease portfolio. These techniques allow the Bank to service its business relationships and generate fee and servicing revenue.

The Company’s liquidity remained adequate throughout 2002. As of December 31, 2002, the Bank had $10,986,000 in cash and cash equivalents, including $9,897,000 in federal funds sold. In addition, investment securities with a total market value of $17,913,000 are all available for sale. The Bank has also proven its ability to attract deposits and build a stable deposit base from which to fund loans. In addition, the Bank is a member of the Federal Home Loan Bank of Indianapolis, Indiana and is currently utilizing various funding products available from the Federal Home Loan Bank in addition to deposits.

The Bank is subject to various regulatory capital requirements. Normally, to be considered “adequately-capitalized” or “well-capitalized,” the Bank must maintain a capital leverage ratio of 4.0% or 5.0%, respectively. The Bank’s Tier 1 leverage ratios were 9.50% and 9.00% at December 31, 2002 and 2001, respectively. The Bank plans to remain well-capitalized on an ongoing basis. Additional information concerning capital is found in the Notes to Consolidated Financial Statements.

Item 7. Financial Statements.

The consolidated financial statements of the Company and its subsidiary, together with the report thereon of Plante & Moran, PLLC, included in this report under this item are listed under Item 13 of this report. No supplementary financial statement schedules are required to be filed with this report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

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

Item 13. Exhibits, List and Reports on Form 8-K.

(a)	The following financial statements and financial statement schedules are filed with this report:

		Page Number
1.	Financial Statements:
	Report of Independent Auditors	21
	Consolidated Balance Sheet at December 31, 2002 and 2001	22
	Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000	23
	Consolidated Statement of Income for the years ended December 31, 2002, 2001 and 2000	24
	Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001, and 2000	25
	Notes to Consolidated Financial Statements	26

2.	Financial Statement Schedules: None

(b)	Reports on Form 8-K.

	No Current Reports on Form 8-K were filed during the quarter ended December 31, 2003.

(c)	The Exhibits required to be filed as part of this Form 10-K are the following:

Exhibit No.	Description

3.1	Restated Articles of Incorporation, as amended to date (previously filed as Exhibit No. 3.1 to the Registrant’s Form SB-2 Registration Statement, File No. 333-17317, and incorporated herein by reference)

3.2	Bylaws, as amended to date (previously filed as Exhibit No. 3.2 to the Registrant’s Form SB-2 Registration Statement, File No. 333-17317, and incorporated herein by reference)

10.1*	Michigan Heritage Bancorp, Inc. 1997 Non-Employee Director Stock Option Plan (previously filed as Exhibit No. 10.1 to the Registrant’s Form SB-2 Registration Statement, File No. 333-17317, and incorporated herein by reference)

10.2*	Michigan Heritage Bancorp, Inc. 1997 Employee Stock Option Plan (previously filed as Exhibit No. 10.2 to the Registrant’s Form SB-2 Registration Statement, File No. 333-17317, and incorporated herein by reference)

11	Computation of Per Share Earnings (filed herewith)

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

* Management contract or compensatory plan or arrangement.

Item 14. Controls and Procedures.

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

Independent Auditor’s Report

To the Board of Directors and Stockholders
Michigan Heritage Bancorp, Inc.

We have audited the consolidated balance sheet of Michigan Heritage Bancorp, Inc. and subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of changes in stockholders’ equity, income, and cash flows for each year in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michigan Heritage Bancorp, Inc. and subsidiary as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each year in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Auburn Hills, Michigan February 5, 2003

Michigan Heritage Bancorp, Inc.

Consolidated Balance Sheet
(000s omitted, except per share data)

	December 31

	2002	2001

Assets
Cash and Cash Equivalents
Cash and due from banks	$1,031	$966
Interest-bearing deposits with other banks	58	66
Federal funds sold	9,897	5,700

Total cash and cash equivalents	10,986	6,732
Securities available for sale (Note 2)	17,913	13,727
Federal Reserve Bank Stock — At cost	362	330
Federal Home Loan Bank Stock — At cost	775	675
Loans and leases — Net (Note 3)	116,431	117,441
Loans held for sale	3,136	1,589
Bank premises and equipment (Note 6)	588	730
Interest receivable and other assets (Note 9)	2,137	2,305

Total assets	$152,328	$143,529

Liabilities and Stockholders’ Equity
Liabilities
Deposits (Note 7):
Interest-bearing	$114,998	$107,916
Noninterest-bearing	5,244	3,336

Total deposits	120,242	111,252
Note payable — Bank (Note 8)	200	—
Short-term borrowings	4,000	5,000
FHLB advances (Note 9)	12,500	13,500
Interest payable and other liabilities (Note 10)	1,329	1,263

Total liabilities	138,271	131,015
Stockholders’ Equity
Common stock — No par value :
Authorized - 4,500,000 shares Issued and outstanding - 1,488,764 shares in 2002 and 2001	13,730	13,730
Accumulated deficit	(109)	(1,361)
Accumulated other comprehensive income	436	145

Total stockholders’ equity	14,057	12,514

Total liabilities and stockholders’ equity	$152,328	$143,529

Michigan Heritage Bancorp, Inc.

Consolidated Statement of Changes in Stockholders’ Equity
(000s omitted, except per share data)

				Accumulated
	Common			Other	Total
	Shares	Capital	Accumulated	Comprehensive	Stockholders'
	Outstanding	Stock	Deficit	Income (Loss)	Equity

Balance - January 1, 2000	1,488,764	$13,730	$(1,975)	$(37)	$11,718
Comprehensive income:
Net income	—	—	504	—	504
Change in net unrealized gain on securities available for sale, net of tax effect of $52	—	—	—	101	101

Total comprehensive income					605

Balance - December 31, 2000	1,488,764	13,730	(1,471)	64	12,323
Comprehensive income:
Net income	—	—	110	—	110
Change in net unrealized gain on securities available for sale, net of tax effect of $42	—	—	—	81	81

Total comprehensive income					191

Balance - December 31, 2001	1,488,764	13,730	(1,361)	145	12,514
Comprehensive income:
Net income	—	—	1,252	—	1,252
Change in net unrealized gain on securities available for sale, net of tax effect of $150	—	—	—	291	291

Total comprehensive income					1,543

Balance - December 31, 2002	1,488,764	$13,730	$(109)	$436	$14,057

Michigan Heritage Bancorp, Inc.

Consolidated Statement of Income
(000s omitted, except per share data)

	Year Ended December 31

	2002	2001	2000

Interest Income
Interest and fees on loans and leases	$9,376	$9,407	$8,203
Interest and dividends on investments — Taxable	826	712	839
Interest on tax-exempt securities	88	76	27
Interest on federal funds sold	15	109	408
Interest on deposits with other banks	3	96	211
Interest on direct financing leases	860	453	107

Total interest income	11,168	10,853	9,795
Interest Expense
Interest on deposits	4,440	6,007	5,712
Interest on borrowed funds	424	232	—

Total interest expense	4,864	6,239	5,712

Interest Income - Before provision for credit losses	6,304	4,614	4,083
Provision for Credit Losses (Note 4)	701	877	60

Net Interest Income	5,603	3,737	4,023
Noninterest Income
Service charges on deposit accounts	138	109	111
Gain on sale of securities	—	44	—
Gain on sale of loans	1,281	675	66
Other	5	—	—

Total noninterest income	1,424	828	177
Other Expenses
Salaries and employee benefits	2,752	2,534	1,901
Occupancy of bank premises (Note 12)	393	423	406
Processing	129	107	89
Advertising	209	153	172
Equipment expense	245	248	229
Professional fees	562	370	263
Other loan and lease expenses	280	179	32
Other expenses	622	425	371

Total other expenses	5,192	4,439	3,463

Income - Before income taxes	1,835	126	737
Income Tax Expense (Note 10)	583	16	233

Net Income	$1,252	$110	$504

Basic Earnings per Share	$0.84	$0.07	$0.34

Diluted Earnings per Share	$0.83	$0.07	$0.34

Michigan Heritage Bancorp, Inc.

Consolidated Statement of Cash Flows
(000s omitted, except per share data)

	Year Ended December 31

	2002	2001	2000

Cash Flows from Operating Activities
Net income	$1,252	$110	$504
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	209	241	234
Provision for credit losses	701	877	60
Gain on sale of equipment	—	(4)	—
Gain on sale of available-for-sale securities	—	(44)	—
Proceeds from the sale of loans held for sale	62,374	38,920	—
Originations of loans held for sale	(63,921)	(40,509)	—
Deferred income tax expense	340	658	—
Amortization and accretion of securities	127	9	(82)
Changes in assets and liabilities:
Increase in accrued interest receivable and other assets	(172)	(1,677)	(327)
Increase (decrease) in accrued interest payable and other liabilities	(84)	178	(130)

Net cash provided by (used in) operating activities	826	(1,241)	259
Cash Flows from Investing Activities
Proceeds from maturities of available-for-sale securities	3,933	6,426	7,340
Proceeds from sales of available-for-sale securities	—	1,522	—
Purchase of available-for-sale securities	(7,805)	(9,440)	(10,476)
Purchase of Federal Home Loan Bank stock	(100)	(581)	(94)
Purchase of Federal Reserve Bank stock	(32)	(5)	(31)
(Increase) decrease in loans and leases	309	(25,068)	(13,427)
Proceeds from sales of equipment	—	11	—
Premises and equipment expenditures	(67)	(136)	(313)

Net cash used in investing activities	(3,762)	(27,271)	(17,001)
Cash Flows from Financing Activities
Net increase (decrease) in interest-bearing and noninterest-bearing demand accounts	22,263	11,860	(3,666)
Net increase (decrease) in time certificates	(13,273)	(7,268)	14,372
Net proceeds from note payable — Bank	200	—	—
Proceeds from short-term borrowings	243,334	5,000	500
Payments on short-term borrowings	(244,334)	(500)	—
Proceeds from FHLB advances	20,000	13,500	—
Payments on FHLB advances	(21,000)	—	—

Net cash provided by financing activities	7,190	22,592	11,206

Net Increase (Decrease) in Cash and Cash Equivalents	4,254	(5,920)	(5,536)
Cash and Cash Equivalents - Beginning of year	6,732	12,652	18,188

Cash and Cash Equivalents - End of year	$10,986	$6,732	$12,652

Supplemental Cash Flow and Noncash Information - Cash paid for Interest	$4,670	$6,392	$5,445
Income taxes	—	85	203

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

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

Basis of Presentation - The accounting and reporting policies of Michigan Heritage Bancorp, Inc. and its subsidiary conform to generally accepted accounting principles. Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of foreclosed real estate, and repossessed assets and deferred tax assets. The 000s have been omitted in tabular presentations.

Nature of Operations - Michigan Heritage Bank (the “Bank”) conducts full-service commercial and consumer banking and provides other financial products and services through its three branch networks to communities in Wayne and Oakland counties. MHB Leasing, Inc. originates leases to customers primarily in Michigan. The Bank and leasing company have a lending concentration to companies who operate hospitals.

Cash Equivalents - Cash equivalents include cash on hand and amounts due from banks.

Securities - Securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses, net of related deferred income taxes, included in other comprehensive income in stockholders’ equity. Federal Reserve Bank and Federal Home Loan Bank stock is restricted and carried at cost.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 1 — Summary of Significant Accounting Policies (Continued)

Loans and Leases - The Corporation grants mortgage, commercial, and consumer loans and leases to customers. Loans are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for credit losses, and any deferred fees or costs on originated loans and leases. Interest income is accrued on the unpaid principal balance. Loan and lease origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to the related yield using the interest method.

The accrual of interest on loans and leases is discontinued at the time the loan or lease is 90 days’ delinquent unless the credit is well-secured and in process of collection. In all cases, loans and leases are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans and leases that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans and leases is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Loans and leases are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Unguaranteed residual values are estimated at the inception of the lease. If, subsequent to the date a lease is entered into, the Company determines that the unguaranteed residual will be less than amounts originally estimated, a provision for write-downs in residual will be accrued in the financial statements. No residual write-downs were required in 2002 or 2001. To the extent the actual residual at the termination of the lease is different from its carrying amount, a gain or loss will be recorded.

Allowance for Credit Losses - The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to earnings. Credit losses are charged against the allowance when management believes the uncollectibility of a loan or lease balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 1 — Summary of Significant Accounting Policies (Continued)

The allowance for credit losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans and leases in light of historical experience, the nature and volume of the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Credit-related Financial Instruments - In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under home equity agreements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 1 — Summary of Significant Accounting Policies (Continued)

Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation, computed on the straight-line method, is charged to operations over the useful lives of the properties. Leasehold improvements are amortized over the terms of their respective leases or the estimated useful lives of the improvements, whichever is shorter.

Foreclosed Assets - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations and changes in valuation allowance are included in net expenses from foreclosed assets.

Income Taxes - Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Short-term Borrowings - Short-term borrowings include federal funds purchased by the Bank. Federal funds purchased generally mature in one to four days.

Stock Compensation Plans - The Corporation has chosen to measure compensation cost for employee stock compensation plans using the intrinsic value method of accounting, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation’s stock option plan have no intrinsic value at the grant date, and no compensation cost is recognized for them. The fair value-based method of accounting for employee stock compensation plans measures compensation cost at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Corporation has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value-based method of accounting has been applied.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 1 — Summary of Significant Accounting Policies (Continued)

The Corporation applies APB Opinion 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Corporation’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, the Corporation’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

		Year Ended December 31

		2002	2001	2000

Net income	As reported	$1,252	$110	$504
	Pro forma	$1,267	$279	$487

Earnings per share	As reported	$0.84	$0.07	$0.34
	Pro forma	$0.85	$0.19	$0.33

Earnings per share -	As reported	$0.83	$0.07	$0.34
Assuming dilution	Pro forma	$0.84	$0.19	$0.33

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000

Dividend yield	N/A	—%	N/A
Expected average life (years)	N/A	8.00	N/A
Volatility	N/A	30.37%	N/A
Risk-free interest rate	N/A	5.00%	N/A

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 1 — Summary of Significant Accounting Policies (Continued)

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

	2002	2001	2000

Average common shares outstanding	$1,488,764	$1,488,764	$1,488,764
Dilutive impact of stock options	22,375	5,564	—

Diluted common shares outstanding	$1,511,139	$1,494,328	$1,488,764

Other Comprehensive Income (Loss) - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, are reported as a direct adjustment to the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Accumulated other comprehensive income at December 31, 2002 and 2001 is comprised solely of unrealized gains on available-for-sale securities, net of related income taxes.

Recent Accounting Pronouncements - Financial Accounting Standards Board Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, clarifies the requirements of Statement of Accounting Standards No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for and disclosure of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements ending after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The initial adoption of this standard did not have an impact on the financial conditions or results of operations.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 1 — Summary of Significant Accounting Policies (Continued)

Statement of Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148), effective for fiscal years ending after December 31, 2002, amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation as well as require more frequent disclosures in financial statements about the effects of stock-based compensation. The adoption of SFAS 148 will not have a material affect on the Corporation’s financial statements.

Note 2 — Securities

The amortized cost and estimated market value of investment securities are as follows:

	2002

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,825	$133	$—	$4,958
Municipal notes	5,082	333	2	5,413
Corporate bonds	4,106	104	1	4,209
Mortgage-backed securities	3,239	94	—	3,333

Total	$17,252	$664	$3	$17,913

	2001

Available-for-sale securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,279	$47	$5	$3,321
Municipal notes	4,824	149	26	4,947
Corporate bonds	3,315	68	—	3,383
Mortgage-backed securities	2,089	3	16	2,076

Total	$13,507	$267	$47	$13,727

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 2 — Securities (Continued)

The amortized cost and estimated market value of securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale

	Amortized	Estimated
	Cost	Market Value

Due in one year or less	$1,535	$1,548
Due after one year through five years	11,255	11,741
Due after five years through ten years	1,225	1,290
Due after ten years	—	—

Subtotal	14,015	14,579
Mortgage-backed securities	3,237	3,334

Total	$17,252	$17,913

Securities having a carrying value and fair value of $3,901,000 were pledged at December 31, 2002 for purposes of obtaining borrowings from the Federal Home Loan Bank.

Note 3 — Loans and Leases

Certain directors and executive officers of the Corporation were loan customers of the subsidiary bank during 2000 and 2001. Such loans were made in the ordinary course of business and do not involve more than a normal risk of collectibility. The outstanding loan balance for these persons at December 31, 2002 and 2001 amounted to $29,000 and $210,000, respectively. During the year ended December 31, 2000, total principal additions were $30,000 and principal payments were $211,000.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 3 — Loans and Leases (Continued)

A summary of the balances of loans and leases at December 31 follows:

	2002	2001

Commercial loans	$82,444	$84,817
Direct financing leases (Note 5)	14,696	9,985
Residential real estate	17,860	19,579
Installment	274	373
Home equity	3,257	4,611

Subtotal	118,531	119,365
Less:
Net deferred fees	(87)	(122)
Allowances for credit losses (Note 4)	(2,013)	(1,802)

Loans and leases — Net	$116,431	$117,441

Final loan and lease maturities and rate sensitivity of the loan and lease portfolio at December 31, 2002 are as follows:

	Within	One to	After Five
	One Year	Five Years	Years	Total

Commercial	$41,755	$40,689	$—	$82,444
Direct financing leases	3,846	10,286	564	14,696
Real estate	9,233	5,950	2,677	17,860
Installment	92	182	—	274
Home equity	2,866	294	97	3,257

Total	$57,792	$57,401	$3,338	$118,531

Loans and leases at fixed interest rates	$24,425	$49,219	$3,269	$76,913
Loans and leases at variable interest rates	33,367	8,182	69	41,618

Total	$57,792	$57,401	$3,338	$118,531

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 4 — Allowance for Possible Credit Losses

A summary of the activity in the allowance for possible credit losses is as follows:

	2002	2001

Balance - Beginning of year	$1,802	$1,887
Provision charged to operations	701	877
Credit losses	(560)	(964)
Credit loss recoveries	70	2

Balance - End of year	$2,013	$1,802

As a percent of total loans and leases	1.70%	1.51%

The recorded investment in impaired loans and leases was $708,000 and $840,000 at December 31, 2002 and 2001, respectively. The average recorded investment in impaired loans and leases during 2002 was $736,000. The average recorded investment in impaired loans and leases during 2001 was $551,000. Included in the impaired loan and lease total were $708,000 and $840,000 in 2002 and 2001, respectively, of impaired loans and leases for which the specific allowance for possible credit losses was $136,000 and $170,000 at December 31, 2002 and 2001, respectively.

Note 5 — Direct Financing Leases

The following lists the components of the net investment in direct financing leases:

	2002	2001

Minimum lease payments receivable	$15,051	$9,515
Estimated residual values of leased property (unguaranteed)	2,148	2,670
Less unearned income	(2,503)	(2,200)

Net investment in direct financing leases	$14,696	$9,985

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 5 — Direct Financing Leases (Continued)

The following is a schedule by years of minimum future rentals on direct financing leases as of December 31, 2002:

2003	$4,518
2004	3,953
2005	2,992
2006	1,999
2007	1,332
Thereafter	257

Total	$15,051

Note 6 — Bank Premises and Equipment

Bank premises and equipment at December 31, 2002 and 2001 consisted of the following:

	2002	2001

Buildings and improvements	$385	$373
Furniture and equipment	1,205	1,150

Total	1,590	1,523
Less accumulated depreciation	1,002	793

Net carrying amount	$588	$730

Note 7 — Deposits

The following is a summary of the distribution of deposits at December 31, 2002 and 2001:

	2002	2001

Noninterest-bearing — Demand	$5,244	$3,336

Interest-bearing:
NOW accounts	$10,249	$13,889
Savings	158	116
Money market demand	28,602	4,649
Time:
$100,000 and over	50,408	49,903
Under $100,000	25,581	39,359

Total interest-bearing	$114,998	$107,916

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 7 — Deposits (Continued)

The remaining maturities of time deposits at December 31, 2002 are as follows:

	Under	$100,000 and
	$100,000	Over

2003	$16,863	$15,595
2004	6,117	9,310
2005	1,300	14,839
2006	851	8,267
2007	450	2,397

Total	$25,581	$50,408

Note 8 — Note Payable — Bank

The Corporation has a $3,000,000 line of credit with a bank that expires in March 2004. Interest is charged at the prime rate (4.25 percent at December 31, 2002). The line is collateralized by the stock of the Corporation. There was $200,000 outstanding on the line of credit at December 31, 2002 and 2001.

Note 9 — Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank of Indianapolis, collateralized by mortgage loans under a blanket collateral agreement, consist of the following:

	2002

	Fixed Rate	Floating Rate	Total

Due in 2003	$2,000	$6,000	$8,000
Due in 2004	2,500	—	2,500
Due in 2005	—	—	—
Due in 2006	—	—	—
Due in 2007	—	—	—
Thereafter	2,000	—	2,000

Total FHLB advances	$6,500	$6,000	$12,500

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 9 — Federal Home Loan Bank Advances (Continued)

At December 31, 2002, the interest rates on fixed rate advances ranged from 3.51 percent to 5.22 percent. At December 31, 2002, the weighted average interest rates on fixed-rate advances was 4.13 percent. At December 31, 2002, the interest rate on all variable rate advances was 1.33 percent. The advances are subject to prepayment penalties subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank.

Note 10 — Income Taxes

Michigan Heritage Bancorp, Inc. and its subsidiary file a consolidated federal income tax return. The following is a summary of the provision for income taxes for the years ended December 31:

	2002	2001	2000

Current	$243	$(642)	$233
Deferred	340	658	—

Net income tax expense	$583	$16	$233

The following is a reconciliation of the statutory federal income tax expense to the effective tax expense for the years ended December 31:

	2002	2001	2000

Income tax at statutory rate	$624	$43	$251
Tax-exempt interest	(30)	(26)	(9)
Other	(11)	(1)	(9)

Net income tax expense	$583	$16	$233

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 10 — Income Taxes (Continued)

Deferred income taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Corporation’s assets and liabilities. The source of such temporary differences and the resulting net tax expense are as follows:

	2002	2001	2000

Provision for credit losses	$(37)	$91	$15
Lease financing	357	503	7
Depreciation	(1)	(3)	9
Nonaccrual interest	(5)	17	(33)
Deferred loan fees	14	(44)	—
Original issue discount	11	99	—
Other	1	(5)	2

Total deferred tax expense	$340	$658	$—

The temporary differences that comprise deferred tax assets and liabilities at December 31 are as follows:

	2002	2001	2000

Deferred tax assets:
Provision for credit losses	$501	$464	$555
Nonaccrual interest	21	16	33
Deferred fees	30	44	—
Other	5	9	35

Total deferred tax assets	557	533	623
Valuation allowance for deferred tax assets	—	—	—
Deferred tax liabilities:
Lease financing	(951)	(594)	(91)
Unrealized gain on securities	(225)	(75)	(33)
Depreciation	(45)	(46)	(49)
Original issue discount	(110)	(99)	—
Other	(3)	(6)	(38)

Total deferred tax liabilities	(1,334)	(820)	(211)

Net deferred tax asset (liability)	$(777)	$(287)	$412

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 11 — Related Party Transactions

Included in professional fees are expenses related to services performed by certain directors of approximately $138,000 and $107,000 for the years ended December 31, 2001 and 2000, respectively. Included in the computation of interest income and gain on sale of loans and leases are amounts paid for broker and transaction fees performed by a company owned by a certain director. These fees approximated $194,000 for the year ended December 31, 2002.

Note 12 — Operating Lease

The Corporation has entered into lease commitments for office buildings. Rental expense charged to operations was $345,000 and $349,000 for the years ended December 31, 2002 and 2001, respectively. The future minimum lease payments are as follows:

2003	$371
2004	378
2005	417
2006	418
2007	433

Note 13 — Stock Option Plans

The Corporation has two stock option plans. Options may be granted to certain directors and employees at not less than the market price of the Corporation’s stock on the date of the grant. The options granted before 2001 were cancelled effective March 2001. The options granted in November 2001 are exercisable immediately. Under the director plan, a maximum of 66,000 options to purchase shares may be granted that expire in seven years, subject to certain cancellation provisions related to service. Under the employee plan, a maximum of 44,000 options to purchase shares may be granted that expire in 10 years, subject to certain cancellation provisions related to employment. At December 31, 2002, no shares under the director and 1,400 shares under the employee plan were available for future option grants.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 13 — Stock Option Plans (Continued)

The following table summarizes stock option transactions and the related average exercise prices for the last three years:

	2002		2001		2000

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	Of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	108,600	$5.00	96,700	$9.14	96,700	$9.14
Options cancelled	—	—	(96,700)	(9.14)	—	—
Options granted	—	—	108,600	5.00	—	—
Options exercised	—	—	—	—	—	—
Options forfeited	(9,600)	5.00	—	—	—	—

Options outstanding at end of year	99,000	5.00	108,600	5.00	96,700	9.14
Exercisable at end of year	99,000	5.00	108,600	5.00	89,875	9.11
Weighted average estimated fair value per share of options granted during the year		N/A		$2.34		N/A

At December 31, 2002, all options outstanding have exercise prices of $5.00 per share and a weighted average remaining contractual life of 8.9 years.

Note 14 — Employee Benefit Plans

The Bank has a 401(k) plan that is a defined contribution savings plan for employees. Employer contributions are discretionary and are determined annually by the Board of Directors. Employer contributions were $24,000 and $22,000 for the years ended December 31, 2002 and 2001, respectively.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 15 — Financial Instruments

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

Loans and Leases Receivable - For variable-rate loans and leases that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one- to four-family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans and leases (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans and leases with similar terms to borrowers of similar credit quality. Fair values for non-performing loans and leases are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 15 — Financial Instruments (Continued)

Loans Held for Sale - Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Deposits - The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term Borrowings - The carrying amounts of federal funds purchased maturing within 90 days approximate their fair values.

FHLB Advances - The fair values of the Corporation’s long-term borrowings are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest - The carrying amounts of accrued interest approximate fair value.

The estimated fair values and related carrying or notional amounts of the Corporation’s financial instruments are as follows:

	2002		2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and equivalents	$10,986	$10,986	$6,732	$6,732
Securities	19,050	19,050	14,732	14,732
Loans and leases	116,431	118,151	117,441	119,614
Loans held for sale	3,136	3,136	1,589	1,589
Interest receivable	712	712	720	720
Liabilities:
Deposits	120,242	121,791	111,252	112,509
Note payable — Bank	200	200	—	—
Short-term borrowings	4,000	4,000	5,000	5,000
FHLB advances	12,500	12,942	13,500	13,416
Interest payable	288	288	473	473

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 16 — Off-balance-sheet Activities

Credit-related Financial Instruments - The Corporation is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

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

Unfunded commitments under commercial lines of credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are collateralized and may not be drawn upon to the total extent to which the Corporation is committed.

Commercial and standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those letters of credit are primarily used to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The Corporation generally holds collateral supporting those commitments if deemed necessary.

Collateral Requirements - To reduce credit risk related to the use of credit-related financial instruments, the Corporation might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on the Corporation’s credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant, and equipment, and real estate.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 16 — Off-balance-sheet Activities (Continued)

If the counterparty does not have the right and ability to redeem the collateral or if the Corporation is permitted to sell or repledge the collateral on short notice, the Corporation records the collateral in its balance sheet at fair value with a corresponding obligation to return it.
The Bank had loan and lease origination commitments and unfunded commitments aggregating $13,301,000 and $11,072,000 at December 31, 2002 and 2001, respectively.

Note 17 — Restrictions on Dividends, Loans, and Advances

Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank. However, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum standards. At December 31, 2002, the Bank’s retained earnings available for the payment of dividends totaled $2,489,000. Accordingly, $11,645,000 of the Corporation’s investment in the Bank was restricted at December 31, 2002.

Loans or advances made by the Bank to the Corporation are generally limited to 10 percent of the Bank’s capital stock and surplus. Accordingly, at December 31, 2002, Bank funds available for loans or advances to the Corporation amounted to $1,207,000.

Note 18 — Regulatory Matters

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

Normally, to be considered adequately capitalized, the Bank must maintain a total capital ratio of 4.0 percent. As of December 31, 2002, the most recent notification from the Bank’s regulators categorized the Bank as well-capitalized under the regulatory framework. The regulations define well-capitalized levels of total capital, Tier 1, and Tier 1 leverage as 10 percent, 6 percent, and 5 percent, respectively. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 18 — Regulatory Matters (Continued)

Capital and risk-based capital and leverage ratios for the Bank are shown below:

		Ratio
	Amount	(Percent)

December 31, 2002

Consolidated:
Total capital (to risk-weighted assets)	$15,177	12.2
Tier 1 capital (to risk-weighted assets)	13,620	11.0
Tier 1 capital (to average assets)	13,620	9.2
Michigan Heritage Bank:
Total capital (to risk-weighted assets)	15,254	12.3
Tier 1 capital (to risk-weighted assets)	13,698	11.1
Tier 1 capital (to average assets)	13,698	9.5
December 31, 2002

Consolidated:
Total capital (to risk-weighted assets)	13,899	11.4
Tier 1 capital (to risk-weighted assets)	12,369	10.1
Tier 1 capital (to average assets)	12,369	9.0
Michigan Heritage Bank:
Total capital (to risk-weighted assets)	13,801	11.3
Tier 1 capital (to risk-weighted assets)	12,272	10.0
Tier 1 capital (to average assets)	12,272	9.0

Note 19 — Parent-only Financial Statements

The following condensed financial information presents the financial condition of Michigan Heritage Bancorp, Inc. (the “Parent”) only, along with the results of its operations and its cash flows. The Parent has recorded its investment in the Bank at cost, less the undistributed income of the Bank since it was formed. The Parent recognizes undistributed earnings of the Bank as noninterest income (expense). The Parent-only financial information should be read in conjunction with the Corporation’s consolidated financial statements.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 19 — Parent-only Financial Statements (Continued)

The condensed balance sheet at December 31 is as follows:

	2002	2001

Assets
Cash and Cash Equivalents
Cash and deposits at subsidiary bank	$37	$32
Interest-bearing deposits with other banks	13	13

Total cash and cash equivalents	50	45
Investment in Subsidiary	14,134	12,417
Interest Receivable and Other Assets	93	52

Total assets	$14,277	$12,514

Liabilities and Stockholders’ Equity
Liabilities	$220	$—
Stockholders’ Equity
Common stock — No par value	13,730	13,730
Accumulated deficit	(109)	(1,362)
Accumulated other comprehensive income	436	146

Total stockholders’ equity	14,057	12,514

Total liabilities and stockholders’ equity	$14,277	$12,514

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

Note 19 — Parent-only Financial Statements (Continued)

The condensed statement of operations for the years ended December 31, 2002 and 2001 is as follows:

	2002	2001

Operating Income - Interest on deposits with other banks	$—	$36
Operating Expense	158	36

Income - Before income taxes and equity in undistributed income of subsidiary	(158)	—
Income Tax Expense	(54)	—

Income - Before equity in undistributed income of subsidiary	(104)	—
Equity in Undistributed Income of Subsidiary	1,356	110

Net Income	$1,252	$110

The condensed statement of cash flows for the years ended December 31, 2002 and 2001 is as follows:
	2002	2001

Cash Flows from Operating Activities
Net income	$1,252	$110
Adjustments to reconcile net income to net cash from operating activities:
Equity in income of subsidiary	(1,356)	(110)
Increase in other assets	(41)	(12)
Increase in other liabilities	220	—

Net cash provided by (used in) operating activities	75	(12)
Cash Flows from Investing Activities - Investment in bank subsidiary	(70)	(1,000)

Net Increase (Decrease) in Cash and Cash Equivalents	5	(1,012)
Cash and Cash Equivalents - Beginning of year	45	1,057

Cash and Cash Equivalents - End of year	$50	$45

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2003.

MICHIGAN HERITAGE BANCORP, INC.

By: /s/ Anthony S. Albanese Anthony S. Albanese, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 5, 2002.

Signature	Capacity

/s/ Richard Zamojski Richard Zamojski	Chairman and Director (principal executive officer)

/s/ Anthony S. Albanese Anthony S. Albanese	President and Director (principal operating officer)

/s/ Thomas Debolski Thomas Debolski	Treasurer and Secretary (principal financial officer)

/s/ H. Perry Driggs H. Perry Driggs	Vice-Chairman and Director

/s/ Lewis N. George Lewis N. George	Director

/s/ Phillip R. Harrison Phillip R. Harrison	Director

/s/ Frank A. Scerbo Frank A. Scerbo	Director

/s/ Philip Sotiroff Philip Sotiroff	Director

          DATED: March 10, 2003

CERTIFICATIONS

I, Anthony S. Albanese, certify that:

1. I have reviewed this annual report on Form 10-KSB of Michigan Heritage Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 10, 2003	/s/ Anthony S. Albanese Anthony S. Albanese President, Chief Operating Officer, and Acting Chief Financial Officer

I, Richard Zamojski, certify that:

1. I have reviewed this annual report on Form 10-KSB of Michigan Heritage Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	/s/ Richard Zamojski Richard Zamojski Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

11	Computation of Earnings Per Share

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002