Form 10QSB
period 2003-03-31
MICHIGAN HERITAGE BANCORP INC
filed 2003-05-15
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended

MARCH 31, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

At May 13th there were 1,488,764 shares of Common Stock of the issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes: ☐ No: ☒

PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
906 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer

PART I—FINANCIAL INFORMATION

Michigan Heritage Bancorp, Inc.
Consolidated Balance Sheets
March 31, 2003 and December 31, 2002
(Unaudited)

	(000s omitted for dollars)

	March 31, 2003	December 31, 2002

ASSETS
Cash and due from banks, noninterest bearing	$1,477	$1,031
Interest bearing deposits with banks	3,150	58
Federal funds sold	4,633	9,897

Cash and cash equivalents	9,260	10,986
Securities available for sale	18,655	17,913
Federal Reserve Bank stock and other stock	1,137	1,137

Total investments	19,792	19,050
Gross Loans and Leases	110,584	118,531
Less: Net deferred fees	68	87
Allowance for credit losses	2,006	2,013

Net loans and leases	108,510	116,431
Loans held for sale	4,612	3,136

Total earning assets	140,697	148,572
Leasehold improvements, net	198	208
Furniture & equipment, net	373	380

Total fixed assets	571	588
Interest receivable	718	713
Other real-estate and assets owned	474	400
Other assets	1,023	1,024

Total other assets	2,215	2,137

Total assets	$144,960	$152,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total deposits	$122,192	$120,242
Other borrowed funds	6,700	16,700
Other liabilities	1,669	1,329

Total liabilities	130,561	138,271
Stockholders’ Equity
Preferred stock—no par value; 500,000 shares authorized, none issued and outstanding	—	—
Common stock—no par value; 4,500,000 shares authorized, issued and outstanding— 1,488,764 shares in 2002 and 2001	13,730	13,730
Accumulated earnings (deficit)	249	(109)
Accumulated other comprehensive income	420	436

Total stockholders’ equity	14,399	14,057

Total liabilities and stockholders’ equity	$144,960	$152,328

Total loan loss reserve ratio	1.81%	1.70%
Total loan to asset ratio	76%	78%

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Earnings
Three Month Periods Ended
March 31, 2003 and March 31, 2002
(Unaudited)

	(000s omitted
	except per share data)

	Three Months Ended March 31,

	2003	2002

OPERATING INCOME:
Interest income	$2,668	$2,802
Interest expense	1,062	1,307

Net interest income before provision for credit losses	1,606	1,495
Less: provision for credit losses	18	75

Net interest income after provision for credit losses	1,588	1,420
Gain on sale of securities held available for sale	20	—
Gain on sale of loans and other assets	334	79
Other income	31	26

Total other operating income	385	105

Total operating income	1,973	1,525
OTHER OPERATING EXPENSES:
Salaries and employee benefits	790	630
Occupancy expense	123	107
Equipment expense	60	59
Data processing expense	35	33
Insurance expense	18	14
Advertising/promotion expense	52	40
Office supplies and printing expense	12	10
Professional fees	148	131
FDIC assessment	5	5
Lien, recording, and other loan fees, net	103	35
Michigan single business tax	15	45
Other expense	84	87

Total other operating expense	1,445	1,196

Net operating income	528	329
Provision for federal income taxes	169	104

Net income	$359	$225

Per Common Share Data
Basic earnings per share	$0.24	$0.15
Diluted earnings per share	$0.24	$0.15

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Cash Flow
Three Month Periods Ended
March 31, 2003 and March 31, 2002
(Unaudited)

	(000s omitted)

	Three Months Ended March 31,

	2003	2002

Operating activities:
Net income	$359	$225
Adjustments to reconcile net income to net cash provided in operating activities	(968)	1,388

Net cash provided by (used in) operating activities	(609)	1,613
Investing activities:
Purchase of U.S. Treasury and agency securities	(1,000)	(3,750)
Proceeds from sale, maturity or called U.S. Treasury and agency securities	500	1,000
Purchase of other securities	(1,000)	(500)
Proceeds from sale, maturity or called other securities	520	20
Purchase of leasehold improvements, furniture and equipment	(34)	(20)
Net change in gross loans	7,947	2,013

Net cash provided by (used in) operating activities	6,933	(1,237)
Financing activities:
Increase in deposits	1,950	(1,797)
Payments of federal funds purchased	(4,000)	(5,000)
Proceeds from federal funds purchased	—	1,040
Payments of Federal Home Loan Bank advances	(7,000)	(2,000)
Proceeds from Federal Home Loan Bank advances	1,000	2,000

Net cash used in financing activities	(8,050)	(5,757)

Net decrease in cash and cash equivalents	(1,726)	(5,381)
Cash and cash equivalents at beginning of year	10,986	6,732

Cash and cash equivalents at end of period	$9,260	$1,351

Allowance for Credit Losses — Summary

The following table summarizes changes in the allowance for credit losses arising from additions to the allowance which have been charged to expense, selected ratios, and the allocation of the allowance for credit losses.

	($ in 000s)
	Amount as of March 31,

	2003	2002

Average loans and leases outstanding	114,464	117,203
Total loans and leases at period end	110,584	117,253
Allowance for credit losses at beginning of period	2,013	1,802
Provision charged to expense	18	75
Loan and lease charge-offs during the period	(40)	(110)
Loan and lease recoveries during the period	15	6

Allowance for credit losses at end of year	2,006	1,773
Ratio of net charge-offs during the period to average loans and leases outstanding	0.02%	0.09%
Allowance for credit losses as a percentage of loans and leases at period end	1.81%	1.51%
Specific allowance for impaired loans and leases	293	186
Unallocated allowance	1,713	1,587

Total allowance for credit losses	2,006	1,773

Nonaccrual, Past Due and Restricted Loans and Leases

The following table summarizes the Banks non-performing loans and leases for the respective period ended March 31.

	($ in 000s)
	Amount as of March 31,

	2003	2002

Nonaccrual, Past Due and Restricted Loans and Leases
Loans accounted for on a nonaccrual basis	$2,016	$684
Accruing loans that are contractually past due 90 days or more to interest or principle payments	1,210	557

Total	$3,226	$1,241

Allowance for Credit Losses — Detail

The following table summarized the allowance for credit losses in the Bank’s portfolio for the respective period ended March 31.

	($ in 000s)
	Amount as of March 31,

	2003	2002

Total loans and leases at year end	$110,584	$117,253
Allowance for credit losses at beginning of period	2,013	1,802
Loan and lease charge-offs during the period
Commercial & Financial	40	76
Real Estate — Mortgages	—	34
Installment Loans to Individuals	—	—

Total charge-offs	40	110
Loan and lease recoveries during the period
Commercial & Financial	14	5
Real Estate — Mortgages	1	1
Installment Loans to Individuals	—	—

Total recoveries	15	6

Net charge-offs	25	104

Provision charged to expense	18	75

Allowance for credit losses at end of period	$2,006	$1,773

Ratio of net charge-offs during the period to loans and leases outstanding at year end	0.02%	0.09%

Item 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Michigan Heritage Bank’s primary goal is to provide personal service with an experienced staff using state-of-the-art technology. The Bank offers convenient account access through a telephone banking service and plans to offer internet banking in the future.

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

Critical Accounting Policy:

The accounting and reporting policies of the Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Company’s significant accounting policies are described in the notes to the consolidated financial statements within the annual report. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Corporation considers these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

The Corporation believes that the evaluation of the allowance for credit losses is a critical accounting policy that requires significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of the Corporation’s financial statements. The allowance for credit losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans and leases in light of historical experience, the nature and volume of the portfolio, underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

Stock Compensation Plans:

The Company has chosen to measure compensation cost for employee stock compensation plans using the intrinsic value method of accounting, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and no compensation cost is recognized for them. The fair value-based method of accounting for employee stock compensation plans measures compensation cost at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value-based method of accounting has been applied. The Company applies APB Opinion 25 and related Interpretations in accounting for the stock options plan. Accordingly, no compensation cost has been recognized. The Company has not elected to voluntarily expense options under SFAS 148. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FAS Statement No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

		Quarter Ended March 31

		2003	2002

Net income	As reported	$359	$225
	Pro forma	$359	$225
Earnings per share	As reported	$0.24	$0.15
	Pro forma	$0.24	$0.15
Earnings per share -	As reported	$0.24	$0.15
assuming dilution	Pro forma	$0.24	$0.15

Recent Accounting Pronouncements:

Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation — Transition and Disclosure (SFAS 148), effective for fiscal years ending December 31, 2002, amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and also requires more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The adoption of SFAS 148 will not have an impact on the Company’s financial statements.

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

Comparative Results for the Three Months Ended March 31, 2003 and March 31, 2002

The Company had net income of $359,000 for the quarter ending March 31, 2003 compared to $225,000 for the same quarter last year, an increase of $134,000 or 60%. Net interest income before provisions for credit losses increased by $111,000 or 7% to $1,606,000 primarily due to a reduction in interest expense of $245,000 or 19% and an increase of 20 BPS in net interest margin to 4.71% for the first quarter 2003 compared to 4.51% for the first quarter 2002. Provision for credit losses decreased by $57,000 to $18,000 and as a result, net interest income after provision for credit losses increased $168,000 or 12% to $1,588,000.

Other operating income increased by $280,000 to $385,000 due primarily to increased gains on sales of loans, leases and securities during the first quarter of 2003 compared to the same time frame in 2002.

Other operating expenses increased $249,000 to $1,445,000. Salaries and employee benefits increased by $160,000 to $790,000 due primarily to an increase in commissions on the sale of residential mortgages and the addition of 2 seasoned commercial loan officers. Occupancy expense increased $16,000 from the same quarter last year due to the renewal of the lease for the Novi, Michigan branch at a slightly higher cost and contractual adjustments in the lease for the corporate office and Farmington Hills, Michigan branch location.

Advertising expense increased by $12,000 due to ongoing efforts to increase core deposits. Professional fees were also up by $17,000 reflecting additional costs for outsourced services such as Asset Liability management, shareholder relations and legal. All other remaining expenses increased by $44,000 due mostly to increase in data processing, equipment, insurance, office supplies, and other real estate expense. The Bank experienced an increase of $68,000 in lien, recording, and other loan fees due to the increased mortgage refinance business of the Bank’s Mortgage Department.

The resulting net operating income before federal income tax was $528,000 for the first quarter 2003 compared to $329,000 for the same quarter last year. Federal income tax was $169,000 compared to a $104,000 for the same time period last year.

Basic earnings per share were $0.24 for the quarter ended March 31, 2003 compared to $0.15 per share for the same quarter last year.

Balance Sheet Change — March 31, 2003 from December 31, 2002

Total assets declined from a December balance of $152,328,000 to $144,960,000 at March 31, 2003, a reduction of $7,368,000. Gross loans and leases declined for the three month period by $7,947,000 to $110,584,000, due to a large commercial loan prematurely paying off, coupled with a decrease in new commercial loan production. Cash and cash equivalents also declined $1,726,000. Borrowed funds decreased $10,000,000 to $6,500,000 due to the Bank paying-off the Federal Home Loan Bank’s short-term variable rate advances of $6,000,000 and federal funds purchased $4,000,000. This was accomplished in early January by replacing these funds with long term fixed rate certificates of deposit at lower rates.

Loans and Leases and Allowances for Credit Losses

The categories of loans outstanding at March 31, 2003 in dollars and as a percentage of gross loans and leases are as follows:

	(000s omitted for dollars)

		Pct of total
Loan & Leases Category	Amount	Loans & Leases

Commercial and financial	$71,907	65.0%
Real estate-construction	10,380	9.4%
Real estate-mortgage	13,380	12.1%
Installment loans to individuals	237	0.2%
Lease financing	14,680	13.3%

Total loans	$110,584	100.0%

Management believes that the $18,000 credit loss provision expensed during the first quarter of this year brought the total allowance for credit losses to an adequate level relative to the current overall quality of the loan and lease portfolio. In addition, the level of credit risk in the loan and lease portfolio has not changed proportionately with the change in mix and size of the loan and lease portfolio for the first three months of 2003.

As of March 31, 2003 there were $2,016,000 in non-accruing loans. There were 4 loans totaling $35,000 charged off against reserves during the first three months of 2003. There were $2,157,000 in accruing loans past due 30 days or more: $863,000 past due 30 to 59 days, $84,000 past due 60 to 89 days and $1,210,000 past due 90 days or more. Management fully expects that diligent management of these loans will minimize delinquencies.

Total credit loss reserves of $2,006,000 at March 31, 2003 were 1.81% of total loans and leases, which included $735,000 in specific allowances. The following highlights the allocations of allowances for loan losses as of March 31, 2003.

	(000s omitted for dollars)

	Credit loss	Loan & Lease	Percent of credit
	allowance	amounts	loss allowance
	amount	outstanding	to loan & lease amounts

Domestic:
Commercial and financial	$1,325	$71,907	1.84%
Real estate-construction	135	10,380	1.30%
Real estate-mortgage	115	13,380	0.86%
Installment loans to individuals	3	237	1.27%
Lease financing	106	14,680	0.72%
Foreign	—	—	—
Off-balance sheet items and unallocated	322	—	n/a

Total	$2,006	$110,584	1.81%

Liquidity and Capital Resources

Michigan Heritage Bank’s current cash projections as of March 31, 2003 indicate adequate cash balances. The Bank has additional line of credit facilities with national lending institutions to add funding capacity. Bank management has also established a network of banks that can be used to sell or participate in a portion of the Bank’s loan portfolio. These techniques allow the Bank to service its business relationships and generate fee and servicing revenue.

The Company’s liquidity remained adequate during the three-month period ended March 31, 2003. Michigan Heritage Bancorp had $9,260,000 in cash and cash equivalents as of March 31, 2003. The Bank has proven its ability to attract deposits and build a stable deposit base from which to fund loans. In addition, as of March 31, 2003, the Bank had $6,500,000 in notes payable to the Federal Home Loan Bank at a weighted average rate of 4.21%.

During the first quarter of 2002 Michigan Heritage Bancorp obtained a $3,000,000 Capital Note loan from a large Midwestern financial institution. This facility provides additional financing that can be down streamed to the Bank as capital. This capital will allow the Bank to continue its growth while not diluting existing shareholders value. As of March 31, 2003 Michigan Heritage Bancorp has borrowed a total of $200,000 leaving $2,800,000 available for future use.

Michigan Heritage Bank is subject to various regulatory capital requirements. To be considered adequately-capitalized or well-capitalized, Michigan Heritage Bank must maintain a Tier 1 leverage capital ratio of 4.0% and 5.0%, respectively. The Bank’s Tier 1 leverage capital ratios were 9.90% and 9.51% at March 31, 2003 and December 31, 2002, respectively. Michigan Heritage Bank plans to remain well-capitalized on an ongoing basis.

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

DATED: May 13, 2003

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

Date: May 13th, 2003	/s/ Anthony S. Albanese Anthony S. Albanese President, Chief Operating Officer, and Acting Chief Financial Officer

CERTIFICATIONS

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

Date: May 13th, 2003	/s/ Richard Zamojski Richard Zamojski Chairman and Chief Executive Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002