Form 10QSB
period 2003-06-30
MICHIGAN HERITAGE BANCORP INC
filed 2003-08-12
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Period Ended

JUNE 30, 2003

or

☐	Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from __________ to ___________

Commission file number: 333-17317

MICHIGAN HERITAGE BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Michigan	38-3318018
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification no.)

28300 Orchard Lake Road, Suite 200, Farmington Hills, MI 48334
(Address of principal executive offices)

248-538-2525
(Issuer’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

At August 8, 2003 there were 1,488,764 shares of Common Stock of the issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes: ☐ No: ☒

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Michigan Heritage Bancorp, Inc.
Consolidated Balance Sheets
June 30, 2003 and December 31, 2002
(Unaudited)

	(000s Omitted)
	June 30, 2003	December 31, 2002

ASSETS
Cash and due from banks, noninterest bearing	$930	$1,031
Interest bearing deposits with banks	6,085	58
Federal funds sold	1,166	9,897

Cash and cash equivalents	8,181	10,986
Securities available for sale	22,609	17,913
Federal Reserve Bank stock and other stock	1,147	1,137

Total investments	23,756	19,050
Gross Loans and Leases	109,946	118,531
Less: Net deferred fees	45	87
Allowance for credit losses	1,850	2,013

Net loans and leases	108,051	116,431
Loans held for sale	3,627	3,136

Total earning assets	142,685	148,572
Leasehold improvements, net	187	208
Furniture & equipment, net	375	380

Total fixed assets	562	588
Interest receivable	716	713
Other real-estate and assets owned	825	400
Other assets	694	1,024

Total other assets	2,235	2,137

Total assets	$146,412	$152,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total deposits	$123,385	$120,242
Other borrowed funds	6,500	16,700
Other liabilities	1,757	1,329

Total liabilities	131,642	138,271
Stockholders’ Equity
Preferred stock—no par value; 500,000 shares authorized, none issued and outstanding	—	—
Common stock—no par value; 4,500,000 shares authorized, issued and outstanding— 1,488,764 shares in 2003 and 2002	13,730	13,730
Accumulated earnings (deficit)	496	(109)
Accumulated other comprehensive income	544	436

Total stockholders’ equity	14,770	14,057

Total liabilities and stockholders’ equity	$146,412	$152,328

Total loan loss reserve ratio	1.68%	1.70%
Total loan to asset ratio	75%	78%

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Earnings
Three and Six Month Periods Ended
June 30, 2003 and June 30, 2002
(Unaudited)

	(000s Omitted Except Per Share Data)
	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

OPERATING INCOME:
Interest income	$2,429	$2,756	$5,097	$5,558
Interest expense	1,039	1,233	2,101	2,540

Net interest income before provision for credit losses	1,390	1,523	2,996	3,018
Less: provision for credit losses	—	185	18	260

Net interest income after provision for credit losses	1,390	1,338	2,978	2,758
Gain on sale of securities held available for sale	—	—	20	—
Gain on sale of loans and other assets	350	240	694	319
Other income	47	35	68	62

Total other operating income	397	275	782	381

Total operating income	1,787	1,613	3,760	3,139
OTHER OPERATING EXPENSES:
Salaries and employee benefits	747	613	1,537	1,243
Occupancy expense	126	100	249	207
Equipment expense	57	64	117	123
Data processing expense	33	31	68	64
Insurance expense	12	9	30	23
Advertising/promotion expense	63	55	115	95
Office supplies and printing expense	11	12	23	22
Professional fees	127	119	275	250
FDIC assessment	5	5	10	10
Lien, recording, and other loan fees, net	96	63	186	98
Michigan single business tax	22	15	37	60
Other expense	127	79	224	167

Total other operating expense	1,426	1,165	2,871	2,362

Net operating income	361	448	889	777
Provision for federal income taxes	114	142	283	246

Net income	$247	$306	$606	$531

Per Common Share Data Basic earnings per share	$0.17	$0.21	$0.41	$0.36
Diluted earnings per share	$0.16	$0.19	$0.39	$0.34

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Cash Flow
Six Month Periods Ended
June 30, 2003 and June 30, 2002
(Unaudited)

	(000s Omitted)
	Six Months Ended June 30,

	2003	2002

Operating activities:
Net income	$606	$531
Adjustments to reconcile net income to net cash provided in operating activities	175	(6)

Net cash provided by operating activities	781	525
Investing activities:
Purchase of U.S. Treasury and agency securities	(1,000)	(4,550)
Proceeds from sale, maturity or called U.S. Treasury and agency securities	500	1,250
Purchase of other securities	(5,800)	(1,250)
Proceeds from sale, maturity or called other securities	1,270	149
Purchase of Federal Reserve Bank and other stock	(10)	(100)
Purchase of leasehold improvements, furniture and equipment	(74)	(20)
Net change in gross loans	8,585	558

Net cash provided by (used in) operating activities	3,471	(3,963)
Financing activities:
Increase in deposits	3,143	4,587
Payments of federal funds purchased	(4,000)	(5,000)
Payments of other borrowed funds	(200)	—
Payments of Federal Home Loan Bank advances	(7,000)	—
Proceeds from Federal Home Loan Bank advances	1,000	—

Net cash used in financing activities	(7,057)	(413)

Net decrease in cash and cash equivalents	(2,805)	(3,851)
Cash and cash equivalents at beginning of year	10,986	6,732

Cash and cash equivalents at end of period	$8,181	$2,881

Notes to Financial Statements

General:
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

Critical Accounting Policy:
The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Company’s significant accounting policies are described in the notes to the consolidated financial statements within the annual report. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

The Company believes that the evaluation of the allowance for credit losses is a critical accounting policy that requires significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of the Company’s financial statements. The allowance for credit losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans and leases in light of historical experience, the nature and volume of the portfolio, underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revisions as more information becomes available.

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

		(000s Omitted Except Per Share Data)
		Three Months Ended June 30,		Six Months Ended June 30,

		2003	2002	2003	2002

Net income	As reported	$247	$306	$606	$531
	Pro forma	$247	$306	606	531

Earnings per share	As reported	$0.17	$0.21	$0.41	$0.36
	Pro forma	$0.17	$0.21	$0.41	$0.36

Earnings per share -	As reported	$0.16	$0.19	$0.39	$0.34
assuming dilution	Pro forma	$0.16	$0.19	$0.39	$0.34

PART I—FINANCIAL INFORMATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparative Results for the Three Months Ended June 30, 2003 and June 30, 2002 The Company had net income of $247,000 for the quarter ending June 30, 2003. Net income for the same quarter last year was $306,000. Net interest income before allowances for loan losses decreased by $133,000 or 8.73% to $1,390,000 primarily due to a reduction in loan volume and a decline in net interest margin to 3.91% for the second quarter of 2003 compared to 4.53% for the second quarter of 2002. The provision for loan losses decreased for the quarter by $185,000. As a combined result, net interest income after provision for loan losses increased $52,000 or 3.89% to $1,390,000.

Other operating income increased by $122,000 or 44% to $397,000 due primarily to an increase of $110,000 in net gains on sale of mortgage loans compared to the prior year, due to lower interest rates and an increase in refinancing.

Other operating expenses increased by $261,000 to $1,426,000. Salaries and employee benefits increased $134,000 to $747,000 due primarily to staff additions in the first quarter and an increase in commissions paid to mortgage originators. Occupancy expense increased $26,000 over the second quarter of 2002 due to an increase in rent upon the renewal of the Novi, Michigan branch lease and pro-rata operating expenses assessed on the Company’s headquarters and branch facilities in Farmington Hills, Michigan. Lien recording and other loan fees increased $33,000 to $96,000 due to an increase in the volume of residential mortgage closings compared to the same quarter last year.

Miscellaneous other expense increased by $48,000 for the second quarter of 2003 compared to the same quarter for 2002. Most of the increase was due to costs associated with other real estate owned (OREO).

The resulting income before federal income tax decreased by $87,000 to $361,000 compared to the same quarter last year. Federal income tax was $114,000 for the second quarter 2003 compared to $142,000 for the same period last year and reflects an anticipated annual effective tax rate of 32.0%. Net Income after tax declined $59,000 to $247,000 or 19% compared to $306,000 for the quarter ended June 30, 2002.

Net income per weighted average share outstanding was $0.17 for the quarter ended June 30, 2003 compared to $0.21 per share for the same period last year. On a diluted basis, net income per share was $0.16 for the quarter ended June 30, 2003 compared to $0.19 per share for the same quarter last year.

Comparative Results for the Six Months Ended June 30, 2003 and June 30, 2002.
Net income for the six months ended June 30, 2003 was $606,000 compared to $531,000 for the same time period last year. Net interest income before allowances for loan losses decreased by $22,000 or .73% to $2,996,000 primarily due to a reduction in loan volume and a decline in net interest margin of 21 BPS to 4.30% for the first 6 months of 2003 compared to 4.51% for the first six months of 2002. The provision for loan losses decreased by $242,000 for the first 6 months of 2003 compared to 2002. As a combined result, net interest income after provision for loan losses increased $220,000 or 7.98% to $2,978,000.

Other operating income increased by $401,000 or 105% primarily due to gain on sale of loans and leases of $375,000 and a $20,000 gain on sale of securities.

Other operating expenses increased by $509,000 or 22% to $2,871,000. Salaries and employee benefits increased $294,000 or 23.65% due to staff additions in the first quarter and an increase in commission paid to mortgage originators. Occupancy expense was up $42,000 for the first 6 months due to an increase in rent for the Novi, Michigan branch lease renewal and an increase in pro-rata operating expenses assessed on the Company’s headquarter facilities and branch in Farmington Hills, Michigan. Advertising expense was up $20,000 from the same period last year due to local cable advertising designed to increase core deposits. This campaign was successful in providing a 14% increase in core deposits from December 31, 2002.

Lien recording and other fees were up $88,000 over the first 6 months of 2002 due primarily to an increase in the volume of residential mortgage refinancing. Miscellaneous other expense increased by $57,000 over the same period last year primarily due to costs associated with other real estate owned (OREO).

Net operating income for the 6 months ended June 30, 2003 was up $112,000 to $889,000 an increase of 14.41% resulting in a net income after tax for the 6 months of 2003 of $606,000 compared to $531,000 for the six months ended June 30, 2002, a 14.12% increase year over year, and reflects an anticipated annual effective tax rate of 32.0%.

Net income per weighted average share outstanding was $0.41 for the 6 months ended June 30, 2003 compared to $0.36 per share for the same period last year. On a diluted basis, net income per share was also $0.40 for the six months ended June 30, 2002 compared to $0.34 per share for the same period last year.

Balance Sheet Change — June 30, 2003 from December 31, 2002
Total assets from December 31, 2002 to June 30, 2003 declined by $5,916,000. Gross loans for the same 6-month time period decreased by $8,585,000 to $109,946,000. Borrowed funds decreased from $16,700,000 to $6,500,000. Cash and cash equivalents decreased by $2,805,000 or 25% to $8,181,000 due to a $2,704,000 reduction in federal funds sold and interest bearing deposits. Deposits increased by $3,143,000 or 2.61% to $123,385,000 due to a successful campaign to increase core deposits.

Loans and Leases and Allowances for Credit Losses
The categories of loans outstanding at June 30, 2003 in dollars and as a percentage of total loans and leases are as follows:

	(000s Omitted for Dollars)
		Pct of Total
Loan & Leases Category	Amount	Loans & Leases

Commercial	$74,348	67.6%
Real estate-construction	9,508	8.6%
Real estate-mortgage	11,452	10.4%
Installment loans to individuals	211	0.2%
Lease financing	14,427	13.1%

Total loans	$109,946	100.0%

The change in mix and size of the loan portfolio from December 31, 2002 to June 30, 2003 has not increased the proportionate level of credit risk in the loan portfolio. Management believes that this increased level of risk is not material relative to the level of risk in the past.

At June 30, 2003 there were $2,130,944 in non-accruing loans. There were 12 loans totaling $203,000 charged off against reserves during the first six months of 2003. There were $690,177 in accruing loans past due 30 to 59 days, $14,636 past due 60 to 89 days and $113,153 past due 90 days or more. Management fully expects that diligent servicing of these loans will minimize losses.

A total credit loss reserve of $1,850,000 at June 30, 2003 was 1.68% of total loans, which included $439,000 in specific allowances. The following highlights the allocations of the credit loss allowance as of June 30, 2003.

	(000s Omitted for Dollars)
	Credit Loss	Loan & Lease	Percent of Credit
	Allowance	Amounts	Loss Allowance
	Amount	Outstanding	to Loan & Lease Amounts

Domestic:
Commercial	$1,462	$74,348	1.97%
Real estate-construction	124	9,508	1.30%
Real estate-mortgage	86	11,452	0.75%
Installment loans to individuals	3	211	1.42%
Lease financing	104	14,427	0.72%
Foreign	—	—	—
Off-balance sheet items and unallocated	71	—	n/a

Total	$1,850	$109,946	1.68%

In management’s opinion, the total loan loss reserve position is adequate relative to the overall quality of the loan portfolio.

Allowance for Credit Losses
The following table summarizes changes in the allowance for credit losses arising from additions to the allowance which have been charged to expense, selected ratios, and the allocation of the allowance for credit losses as of and for the six month period ended June 30:

	($ in 000s)

	2003	2002

Average loans and leases outstanding	$111,515	$116,693
Total loans and leases at period end	$109,946	$118,789
Allowance for credit losses at beginning of period	$2,013	$1,802
Loan and lease charge-offs during the period
Commercial & Financial	186	260
Real Estate — Mortgages	17	34
Installment Loans to Individuals	—	—

Total charge-offs	203	294
Loan and lease recoveries during the period
Commercial & Financial	20	10
Real Estate — Mortgages	2	1
Installment Loans to Individuals	—	—

Total recoveries	22	11

Net charge-offs	181	283

Provision charged to expense	18	260

Allowance for credit losses at end of period	$1,850	$1,779

Ratio of net charge-offs during the period to average loans and leases outstanding	0.16%	0.24%
Allowance for credit losses as a percentage of loans and leases at period end	1.68%	1.50%
Specific allowance for impaired loans and leases	$439	$131
Unallocated allowance	1,411	1,648

Total allowance for credit losses	$1,850	$1,779

Nonaccrual, Past Due and Restricted Loans and Leases
The following table summarizes the Banks non-performing loans and leases as of June 30.

	($ in 000s)

	2003	2002

Nonaccrual, Past Due and Restricted Loans and Leases
Loans accounted for on a nonaccrual basis	$2,131	$707
Accruing loans that are contractully past due 90 days or more as to interest or principle payments	113	565

Total	$2,244	$1,272

The increase in non-accrual loans resulted from three individual loans. When these impaired loans are analyzed on an individual basis, the Company believes the collateral is sufficient to cover the recorded loan amount.

Liquidity and Capital Resources
Michigan Heritage Bancorp’s current cash projections as of June 30, 2003 indicate adequate cash balances. The Company has additional line of credit facilities with national lending institutions to add funding capacity. The Company’s management has also established a network of banks that can be used to sell or participate in a portion of the Company’s loan portfolio. These techniques allow the Company to service its business relationships and generate fee and servicing revenue.

The Company’s liquidity remained adequate during the six-month period ended June 30, 2003. Michigan Heritage Bancorp had $8,181,000 in cash and cash equivalents as of June 30, 2003 including $6,085,000 in interest bearing deposits in other banks and $1,166,000 in federal funds sold. The Company has proven its ability to attract deposits and build a stable deposit base from which to fund loans. In addition, the Company is a member of the Federal Home Loan Bank of Indianapolis, Indiana and as of June 30, 2003 had $6,500,000 in notes payable to the Federal Home Loan Bank at a weighted average rate of 4.21%.

During the first quarter of 2002, Michigan Heritage Bancorp obtained a non-revolving $3,000,000 Capital Note loan from a large Midwestern financial institution. This facility provides additional financing that can be down streamed to the Bank as capital. This capital will allow the Company to continue its growth while not diluting existing shareholders value. As of June 30, 2003 Michigan Heritage Bancorp had no borrowing outstanding with $2,800,000 available for future use.

Michigan Heritage Bank is subject to various regulatory capital requirements. To be considered adequately-capitalized or well-capitalized, Michigan Heritage Bank must maintain a minimum Tier 1 leverage capital ratio of 4.0%. The Bank’s Tier 1 leverage capital ratios were 9.62% and 9.51% at June 30, 2003 and December 31, 2002, respectively. Michigan Heritage Bank plans to remain well-capitalized on an ongoing basis.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 15, 2003, at which the shareholders voted on the election of directors. Each of the nominees for director was an incumbent and all nominees were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee.

Nominees	Votes For	Votes Against	Votes Withheld

Phillip R. Harrison	1,293,373	0	65,875
Philip Sotiroff	1,254,125	0	105,124

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Anthony S. Albanese
President, Chief
Operating Officer, and
Acting Chief Financial Officer

And:	/s/	Richard Zamojski

Richard Zamojski
Chairman and Chief Executive Officer

DATED: August 8, 2003

Exhibit No.	Description

31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002