Form 10QSB
period 2003-09-30
MICHIGAN HERITAGE BANCORP INC
filed 2003-11-14
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended

SEPTEMBER 30, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes:   ☒      No:   ☐

At 11/12/03 there were 1,488,764 shares of Common Stock of the issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes:   ☐      No:   ☒

PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
302 Certification of Chief Financial Officer
302 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Michigan Heritage Bancorp, Inc.
Consolidated Balance Sheets
September 30, 2003 and December 31, 2002
(Unaudited)	(000s omitted)

	September 30, 2003	December 31, 2002

ASSETS
Cash and due from banks, noninterest bearing	$1,549	$1,031
Interest bearing deposits with banks	80	58
Federal funds sold	2,354	9,897

Cash and cash equivalents	3,983	10,986
Securities available for sale	25,519	17,913
Federal Reserve Bank stock and other stock	1,162	1,137

Total investments	26,681	19,050
Gross Loans and Leases	105,248	118,531
Less: Net deferred fees	(62)	(87)
Allowance for credit losses	(1,869)	(2,013)

Net loans and leases	103,317	116,431
Loans held for sale	445	3,136

Total earning assets	132,877	148,572
Leasehold improvements, net	197	208
Furniture & equipment, net	406	380

Total fixed assets	603	588
Interest receivable	775	713
Other real-estate and assets owned	769	400
Other assets	770	1,024

Total other assets	2,314	2,137

Total assets	$137,343	$152,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total deposits	$112,319	$120,242
Other borrowed funds	8,450	16,700
Other liabilities	1,727	1,329

Total liabilities	122,496	138,271
Stockholders’ Equity
Preferred stock—no par value; 500,000 shares authorized, none issued and outstanding	—	—
Common stock—no par value; 4,500,000 shares authorized, issued and outstanding—1,488,764 shares in 2003 and 2002	13,730	13,730
Accumulated earnings (deficit)	798	(109)
Accumulated other comprehensive income	319	436

Total stockholders’ equity	14,847	14,057

Total liabilities and stockholders’ equity	$137,343	$152,328

Total loan loss reserve ratio	1.78%	1.70%
Total loan to asset ratio	77%	78%

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Earnings
Three and Nine Month Periods Ended
September 30, 2003 and September 30, 2002
(Unaudited)	(000s omitted except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

OPERATING INCOME:
Interest income	$2,344	$2,815	$7,441	$8,373
Interest expense	883	1,236	2,984	3,776

Net interest income before provision for credit losses	1,461	1,579	4,457	4,597
Less: provision for credit losses	—	181	18	441

Net interest income after provision for credit losses	1,461	1,398	4,439	4,156
Gain on sale of securities held available for sale	3	—	23	—
Gain on sale of loans and other assets	290	308	984	627
Other income	40	72	108	134

Total other operating income	333	380	1,115	761

Total operating income	1,794	1,778	5,554	4,917
OTHER OPERATING EXPENSES:
Salaries and employee benefits	763	708	2,300	1,951
Occupancy expense	129	108	378	315
Equipment expense	57	61	174	184
Data processing expense	35	32	103	96
Insurance expense	16	13	46	36
Advertising/promotion expense	60	59	175	154
Office supplies and printing expense	12	11	35	33
Professional fees	104	150	379	400
FDIC assessment	5	5	15	15
Lien, recording, and other loan fees, net	76	91	262	189
Michigan single business tax	18	15	55	75
Other expense	79	72	303	240

Total other operating expense	1,354	1,325	4,225	3,688

Net operating income	440	453	1,329	1,229
Provision for federal income taxes	138	144	421	390

Net income	$302	$309	$908	$839

Per Common Share Data
Basic earnings per share	$0.20	$0.21	$0.61	$0.56
Diluted earnings per share	$0.20	$0.20	$0.59	$0.56

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Cash Flow
Nine Month Periods Ended
September 30, 2003 and September 30, 2002
(Unaudited)	(000s omitted)

	Nine Months Ended September 30,

	2003	2002

Operating activities:
Net income	$908	$839
Adjustments to reconcile net income to net cash provided in operating activities	4,081	(1,500)

Net cash provided by (used in) operating activities	4,989	(661)
Investing activities:
Purchase of U.S. Treasury and agency securities	(2,500)	(5,050)
Proceeds from sale, maturity or called U.S. Treasury and agency securities	500	1,750
Purchase of other securities	(8,565)	(1,250)
Proceeds from sale, maturity or called other securities	1,650	899
Purchase of Federal Reserve Bank and other stock	(20)	(132)
Purchase of leasehold improvements, furniture and equipment	(167)	(68)
Net change in gross loans	13,283	(620)

Net cash provided by (used in) investing activities	4,181	(4,471)
Financing activities:
Net increase (decrease) in deposits	(7,923)	12,370
Net decrease in federal funds purchased	(3,550)	(5,000)
Proceeds from other borrowed funds	—	200
Repayment of other borrowed funds	(200)	—
Proceeds from Federal Home Loan Bank advances	4,500	—
Repayments of Federal Home Loan Bank advances	(9,000)	(7,000)

Net cash provided by (used in) financing activities	(16,173)	570

Net decrease in cash and cash equivalents	(7,003)	(4,562)
Cash and cash equivalents at beginning of year	10,986	6,732

Cash and cash equivalents at end of period	$3,983	$2,170

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

Michigan Heritage Bank’s primary goal is to provide personal service with an experienced staff using state-of-the-art technology. The Bank offers convenient account access through a telephone banking service and launched internet banking for both commercial and consumer customers in the third quarter of 2003.

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

		(000s omitted except per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,

		2003	2002	2003	2002

Net income	As reported	$302	$309	$908	$839
	Pro forma	$302	$309	908	839
Earnings per share	As reported	$0.20	$0.21	$0.61	$0.56
	Pro forma	$0.20	$0.21	$0.61	$0.56
Earnings per share —	As reported	$0.20	$0.21	$0.61	$0.56
assuming dilution	Pro forma	$0.20	$0.20	$0.59	$0.56

Recent Accounting Pronouncements:

In April 2003 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149 which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition to conform to language used in FASB Interpretation No. 45and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after September 30, 2003. It is not expected that the provisions of Statement No. 149 will have a material impact on the financial position or results of operations of the Corporation.

In May 2003, the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. It is not expected that provisions of Statement No. 150 will have a material impact on the financial position or results of operations of the Corporation.

FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, clarifies the requirements of Statement of Accounting Standards No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for and disclosure of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements ending after December 15, 2002. It is not expected that provisions of Statement No. 45 will have a material impact on the financial position or results of operations of the Corporation.

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

Comparative Results for the Three Months Ended September 30, 2003 and September 30, 2002

The Company had a net profit of $302,000 for the quarter ending September 30, 2003 compared to a net profit of $309,000 for the same quarter last year. Although the economic climate is stable this year, the overall business climate is essentially flat in the metropolitan Detroit area. Net interest income before allowances for credit losses decreased $118,000 or 7.5%. The reduction in net income before provision was due to an overall reduction in rates offset by a greater reduction in interest expense. The $181,000 decrease in the provision for credit losses was related to the decline in the gross loan and lease portfolio along with an overall improvement in credit quality. Average earning assets decreased $8,738,000 or 6% over the third quarter of 2002 primarily due to payoffs and a flat economy. The net interest margin declined from 4.46% in the third quarter of 2002 to 4.25% in the third quarter of 2003. As a combined result, net interest income after provision for credit losses increased $63,000 or 4.5% to $1,461,000.

Other operating income declined $47,000 or 12.4% to $333,000 primarily due to a reduction in fees.

Other operating expense increased $29,000 or 2.2% to $1,354,000. Salaries and employee benefits increased $55,000 or 7.8% to $763,000 due to the addition of lending and support staff in the fourth quarter of 2002 and first quarter of 2003. Occupancy expense increased $21,000 or 19.4% to $129,000 due to an increase in the operating expenses associated with the headquarters facility and branch located in the Farmington Hills, Michigan offices. Professional fees decreased $46,000 or 30.7% to $104,000, primarily due to decreases in legal expenses for collection and contractual fees paid for the management and origination of lease transactions. Lien, recording and other loan fees declined $15,000 or16.5% to $76,000.

The resulting profit before federal income tax was $440,000 for the third quarter 2003 compared to a profit before federal income tax of $453,000 for the same period last year. Federal income tax was $138,000 for the third quarter of 2003 compared to $144,000 for the same period last year.

Net income per weighted average share was $0.20 for the quarter ended September 30, 2003 compared to net income per share of $0.21 for the same period last year. On a diluted basis, net income per share was $0.20 for the quarter compared to a net income of $0.20 for the same quarter last year.

Comparative Results for the Nine Months Ended September 30, 2003 and September 30, 2002

Net income for the nine months ended September 30, 2003 was $908,000 compared to $839,000 for the same period last year. Net interest income before allowances for credit losses decreased $140,000 or 3.1% to $4,457,000 primarily due to a $8,738,000 or 6% decline in average earning assets and a $792,000 reduction in interest expense. This resulted in a change in the net interest margin from 4.46% in the third quarter of 2002 to 4.25% in the third quarter of 2003. As a combined result, net interest income after provision for credit losses increased $283,000 or 6.9% to $4,439,000. The $423,000 decrease in the provision for credit losses was related to the relatively low level of loan net charge offs coupled with an overall increase in the credit quality of the loans and leases portfolio.

Total other operating income increased $354,000 or 7.2% to $1,115,000 primarily due to gains-on-sales of loans and leases. Other miscellaneous income decreased $26,000 or 19.4% to $108,000 primarily due to a decrease in fees.

Other operating expenses increased $537,000 or 14.6% to $4,225,000. Salaries and employee benefits increased $349,000 or 17.9% to $2,300,000 due to additional mortgage salaries commission expense and the addition of lending and support staff in the fourth quarter of 2002 and first quarter of 2003. Occupancy expense increased $63,000 or 20.0% to $378,000 due to an increase in operating expenses associated with the headquarters facility and branch located in the Farmington Hills, Michigan offices. Lien, recording and other loan fees increased $73,000 or 38.6% to $262,000 due to increased volume in the mortgage origination area.

The resulting profit before federal income tax increased $100,000 or 8.1% to $1,329,000 compared to $1,229,000 for the same period last year. Federal income tax was $421,000 for the first nine months of 2003 compared to $390,000 for the same time period last year.

Net Income per weighted average share outstanding was $0.61 for the nine months ended September 30, 2003 compared to $0.56 per share for the same period last year. On a diluted basis, net income per share was also $0.59 for the nine month ended September 30, 2003 compared to $0.56 per share for the same period last year.

Balance Sheet Change—September 30, 2003 from December 31, 2002

Total assets decreased $14,985,000 or 9.8% to $137,343,000 from December 31, 2002 to September 30, 2003. Gross loans and leases for the same nine month period decreased $13,283,000 or 11.2% to $105,248,000 due to several factors: a stagnation in capital equipment purchases due to a weak economy, decline in loan demand, and to some extent, runoff due to lower rates offered by other institutions. Loans held for sale declined $2,691,000 or 85.8% to $445,000, primarily due to a steady increase in mortgage rates throughout the third quarter. Deposits decreased $7,923,000 or 6.6% to $112,319,000. Borrowed funds decreased $8,250,000 or 49.4% to $8,450,000 largely due to the pay-off of $4,500,000 in FHLB advances and $3,550,000 reduction in fed funds purchased. Cash and Cash equivalent decreased $7,003,000 or 63.7% to $3,983,000 primarily due to an increase in the bank’s investment portfolio which increased $7,631,000 or 40.06% to $26,681,000.

Loans and Leases and Allowances for Credit Losses

The categories of loans and leases outstanding at September 30, 2003 and December 31, 2002 in dollars and as a percentage of total loans are as follows:

	(000s omitted for dollars)

	September 30, 2003		December 31, 2002

		Pct of total		Pct of total
Loan & Leases Category	Amount	Loans & Leases	Amount	Loans & Leases

Commercial	$71,365	67.8%	$75,726	63.9%
Real estate-construction	9,156	8.7%	10,774	9.1%
Real estate-mortgage	10,699	10.2%	17,079	14.4%
Installment loans to individuals	198	0.2%	255	0.2%
Lease financing	13,830	13.1%	14,697	12.4%

Total loans	$105,248	100.0%	$118,531	100.0%

The change in mix and size of the loan and lease portfolio from December 31, 2002 to September 30, 2003 has not increased the proportionate level of credit risk in the loan and lease portfolio. Due to the reduction in gross loans and leases only $18,000 was added to the provision for loan losses in the nine month period ended September 30 2003.

At September 30, 2003 there were approximately $2,705,000 in non-accruing loans. However, of this balance there is $2,334,000 of collateral in commercial real estate, with an approximate market value of $2,646,000. There were $3,072,615 in accruing loans past due between 30 and 59 days, $74,830 loans past due between 60 and 119 days and $37,922 past due 120 days or more. Of the $3,185,367 total delinquency, $2,848,317 was due to loans that had matured and whose renewal documents were in-process at September 30, 2003. Management fully expects that diligent servicing of the delinquent loans will minimize losses.

Total credit loss reserve at September 30, 2003 was $1,869,000 or 1.78% of total loans and leases, which include $441,000 in specific allowances. The following highlights the allocations for credit losses as of September 30, 2003.

	(000s omitted for dollars)

	Credit loss	Loan & Lease	Percent of credit
	allowance	amounts	loss allowance
	amount	outstanding	to loan & lease amounts

Domestic:
Commercial	$1,463	$71,365	2.05%
Real estate-construction	92	9,156	1.00%
Real estate-mortgage	63	10,699	0.59%
Installment loans to individuals	2	198	1.01%
Lease financing	99	13,830	0.72%
Foreign	—	—	—
Off-balance sheet items and unallocated	150	—	n/a

Total	$1,869	$105,248	1.78%

In management’s opinion, the total loan loss reserve position is adequate relative to the overall quality of the loan portfolio.

Allowance for Credit Losses

The following table summarizes changes in the allowance for credit losses from additions to the allowance which have been changed to expense, selected ratios, and the allocation of the allowance for credit losses as of and for the nine month periods ended September 30:

	($ in 000s)

	2003	2002

Average loans and leases outstanding	$108,301	$117,141
Total loans and leases at period end	105,248	119,985
Allowance for credit losses at beginning of period	2,013	1,802
Loan and lease charge-offs during the period
Commercial & Financial	186	459
Real Estate — Mortgages	17	34
Installment Loans to Individuals	—	—

Total charge-offs	203	493
Loan and lease recoveries during the period
Commercial & Financial	33	47
Real Estate — Mortgages	8	1
Installment Loans to Individuals	—	—

Total recoveries	41	48

Net charge-offs	162	445

Provision charged to expense	18	441

Allowance for credit losses at end of period	$1,869	$1,798

Ratio of net charge-offs during the period to average loans and leases outstanding	0.15%	0.38%

Nonaccrual, Past Due and Restricted Loans and Leases

The following table summarizes the Banks non-performing loans and leases as of September 30.

	($ in 000s)

	2003	2002

Nonaccrual, Past Due and Restricted Loans and Leases
Loans accounted for on a nonaccrual basis	$2,705	$486
Accruing loans that are contractully past due 90 days or more as to interest or principle payments	104	291

Total	$2,809	$777

The increase in non-accrual loans resulted from three individual loans. When these impaired loans are analyzed on an individual basis, the Company believes the collateral is sufficient to cover the recorded loan amount.

Liquidity and Capital Resources

Michigan Heritage Bancorp’s current cash projections as of September 30, 2003 indicate adequate cash balances. The Company has additional line of credit facilities with national lending institutions to add funding capacity. The Company management has also established a network of banks that can be used to sell or participate a portion of the Company’s loan portfolio. These techniques allow the Company to service its business relationships and generate fee and servicing revenue.

The Company’s liquidity remained adequate during the nine-month period ended September 30, 2003. Michigan Heritage Bancorp had $3,983,000 in cash and cash equivalents as of September 30, 2003, including $80,000 in interest bearing deposits in other banks and $2,354,000 in federal funds sold. The Company has proven its ability to attract deposits and build a stable deposit base from which to fund loans. In addition, the Company is a member of the Federal Home Loan Bank of Indianapolis, and as of September 30, 2003, had $8,000,000 in notes payable to the Federal Home Loan Bank at a weighted average rate of 3.41%

During the first quarter of 2002 Michigan Heritage Bancorp obtained a $3,000,000 Capital Note loan from a large Midwestern financial institution. This facility provides additional financing that can be downstreamed to the Bank as capital. This capital will allow the Company to continue its growth while not diluting existing shareholders value. As of September 30, 2003 Michigan Heritage Bancorp has borrowed and repaid a total of $200,000 leaving $2,800,000 available for future use.

Michigan Heritage Bank is subject to various regulatory capital requirements. To be considered adequately-capitalized or well-capitalized, Michigan Heritage Bank must maintain a Tier 1 leverage capital ratio of 4.0% and 5.0%, respectively. The Bank’s Tier 1 leverage capital ratios were 10.19% and 9.51% at September 30, 2003 and December 31, 2002, respectively. Michigan Heritage Bank plans to remain well-capitalized on an ongoing basis.

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

DATED: 11/12/03

EXHIBIT INDEX

NO.	Description

31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002