Form 10KSB
period 2003-12-31
MICHIGAN HERITAGE BANCORP INC
filed 2004-03-15
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

DECEMBER 31, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]   No: [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

State issuer’s revenues for its most recently completed fiscal year: $ 11,351,000

The aggregate market value of the voting and no-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 23, 2004 was $16,027,863.

As of February 23, 2004, there were 1,490,964 shares of Common Stock of the Issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one):   Yes: [   ]   No: [X]

Portions of the registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be held April 22, 2004, to the extent expressly so stated herein are incorporated by reference into Part III of this Report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

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

This Annual Report on Form 10-KSB, including information included or incorporated by reference, contains, and future filings by the Company on Form 10-QSB and Form 8-K and future oral and written statements by the Corporation and our management may contain, forward-looking statements about the Company and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and are not guarantees of future performance. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events of circumstances after the date of such statements.

The factors discussed below and elsewhere in this document, as well as other factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report could cause actual results to differ materially from those indicated by the forward-looking statements made in this Annual Report.

The following factors, many of which are subject to change based on various other factors beyond our control, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	The strength of the United States economy in general and the strength of the local economies in which we conduct our operations;

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	Financial market, monetary and interest rate fluctuations, particularly the relative relationship of short-term interest rates to long-term interest rates;

•	The timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	The willingness of users to substitute competitors’ products and services for our products and services;

•	The impact of changes in financial services’ laws and regulations (including laws concerning taxes, accounting standards, banking, securities and insurance);

•	The impact of technological changes;

•	Changes in consumer spending and saving habits; and

•	Our success at managing the risks involve in the foregoing.

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

The Bank’s present lending activities are primarily focused on commercial real estate, commercial term loans, and to a lessor extent, commercial equipment financing to businesses secured by the assets of the borrower. The Bank originates loans and leases both directly and through third party referral sources such as leasing companies and mortgage brokers, many of whom are known to management. The Bank’s retail strategy focuses on single-family mortgage loans, home equity loans, and, to a lesser extent, other forms of consumer lending. The Bank offers both ATM and debit cards, competitive rates on various deposit products and other attractive products and services. The Bank also offers telephone and internet banking. These services reflect the Bank’s intended strategy of serving small- to medium-sized businesses and individual customers in its market area.

In 1997, the Bank opened its original main office in the rapidly developing Haggerty Road corridor in the southeast corner of Novi, Michigan. The Bank continues to operate a branch out of that leased facility. The communities that comprise the Bank’s primary service area are Novi, Farmington, Farmington Hills, Livonia, Northville, Northville Township, and Troy. Management believes these communities have an expanding and diverse economic base, which includes a wide range of small- to medium-sized businesses engaged in manufacturing, high technology research and development, computer services and retail. The Bank’s secondary service area is the remaining portions of Oakland County and Wayne County not included within the primary service area.

In January 1999, the Company opened its second branch location in Troy, Michigan.

The headquarters for both the Company and the Bank was relocated to the northeast area of Farmington Hills, Michigan in December 1999. The Bank entered into a 15 year lease for this facility at approximately $220,000 annual rent, net of rental income.

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

In 2002, the Bank formed MHB Financial, LLC, a joint venture with the Agents Assistance Corporation, the “for profit” arm of the Michigan Association of Insurance Agents (“MAIA”). The joint venture will offer consumers throughout Michigan a complete array of mortgage products including conventional, adjustable rate and home equity loans. The Bank, as the majority shareholder, will provide warehouse lending, compliance oversight, comprehensive training and the processing and closing of mortgage loans using its “state of the art” internet based computer system. The MAIA, which represents Michigan insurance agents, will provide an exclusive network of mortgage loan originators located in insurance agencies.

Company Selected Financial Information

The following table contains selected financial information for the Company:

	($ in 000s except per share data)
For the years ended December 31,	2003	2002	2001	2000	1999
Net interest income before provision for credit losses	$6,010	$6,304	$4,614	$4,083	$3,403
Net income	$1,261	$1,252	$110	$504	$475
Net income per diluted share of common stock	$0.82	$0.83	$0.07	$0.34	$0.36
Cash dividends declared per common share of stock	—	—	—	—	—
Dividend payout ratio	n/a	n/a	n/a	n/a	n/a
Total assets at year-end	$145,383	$152,328	$143,529	$120,568	$108,887
Total stockholders’ equity at year-end	$15,176	$14,057	$12,514	$12,323	$11,718
Total average assets	$143,042	$141,487	$126,101	$110,036	$102,935
Total average stockholders’ equity	$14,686	$13,193	$12,659	$12,010	$10,566
Return on average total assets	0.88%	0.88%	0.09%	0.46%	0.46%
Return on average stockholders’ equity	8.59%	9.49%	0.87%	4.20%	4.50%
Average equity to average assets	10.27%	9.32%	10.04%	10.91%	10.26%

Lending

The Bank’s lending activities include commercial loans, commercial real estate loans, commercial equipment leases, direct financing leases, residential mortgage loans, home equity loans, and consumer installment loans. The Bank considers a loan or lease impaired when it is probable that all interest and principal will not be collected. For the year ended December 31, 2003, impaired loans and leases were $1,475,000. Specific allowances for impaired credits were $249,000 at year-end 2003. Management believes the total specific allowances for impaired credits will adequately provide for expected charge-offs.

Due to improvement in the quality of the loan and lease portfolio and lack of growth, only $18,000 was added to the allowance for credit losses during 2003.

Management is not aware of any potential problem loans or leases which could have a material effect on the Bank’s operating results, liquidity, or capital resources. Furthermore, management is not aware of any other factors that it believes would cause future net loan or lease charge-offs, in total and by credit category, to significantly differ from those experienced by institutions of similar size.

The following table sets forth outstanding loan and lease balances at December 31, 2003 and 2002, by category of credit.

	($ in 000s)
	December 31,
	2003		2002
		% of		% of
Type of Loan or Lease	Outstanding	Total	Outstanding	Total
Commercial loans discounted	$31,123	26.5%	$32,461	27.5%
Commercial loans direct	4,013	3.4%	3,258	2.7%
Commercial lines of credit	15,919	13.6%	14,467	12.2%
Commercial–construction	7,032	6.0%	6,738	5.7%
Commercial real estate	30,692	26.2%	25,520	21.5%
Real estate–construction	103	0.1%	4,036	3.4%
Real estate–mortgage	8,468	7.2%	13,823	11.7%
Home equity	2,036	1.7%	3,257	2.7%
Installment loans and other	217	0.2%	275	0.2%
Lease financing	17,745	15.1%	14,696	12.4%

Total loans and leases	$117,348	100.0%	$118,531	100.0%

Allowance for Credit Losses - Summary

The following table summarizes changes in the allowance for credit losses arising from additions to the allowance which have been charged to expense, selected ratios, and the allocation of the allowance for credit losses.

	($ in
	Amount as of
	2003	2002	2001
Average loans and leases	$112,21	$117,96	$106,09
Total loans and leases at	$117,34	$118,53	$119,36
Allowance for credit losses at beginning	$2,01	$1,80	$1,88
Provision charged to	18	701	877
Loan and lease charge-offs during the	(314	(560	(964
Loan and lease recoveries during the	58	70	2
Allowance for credit losses at end	$1,77	$2,01	$1,80
Ratio of net charge-offs during the average loans and leases	0.33%	0.53%	0.91%
Allowance for credit losses as a of loans and leases at	1.51	1.70	1.51
Specific allowance for impaired loans	$249	$98	$170
Unallocated	1,52	1,91	1,63
Total allowance for credit	$1,77	$2,01	$1,80

Nonaccrual, Past Due and Restricted Loans and Leases

The following table summarizes the Bank’s non-performing loans and leases for the respective years ending December 31.

	($ in 000s)
	Amount as of December 31,
	2003	2002	2001
Loans accounted for on a nonaccrual basis	$1,924	$903	$1,077
Accruing loans that are contractully past due 90 days or more as to interest or principle payments	28	591	419

Total	$1,952	$1,494	$1,496

Allowance for Credit Losses – Detail

The following table summarized the allowance for credit losses in the Bank’s portfolio for the respective years ending December 31.

	($ in 000s)
	Amount as of December 31,
	2003	2002	2001
Total loans and leases at year end	$117,348	$118,531	$119,365
Allowance for credit losses at beginning of period	$2,013	$1,802	$1,887
Loan and lease charge-offs during the period
Commercial & Financial	(291)	(476)	(765)
Real Estate - Mortgages	(23)	(84)	(193)
Installment Loans to Individuals	—	—	(6)

Total charge-offs	(314)	(560)	(964)
Loan and lease recoveries during the period
Commercial & Financial	48	69	2
Real Estate - Mortgages	10	1	—
Installment Loans to Individuals	—	—	—

Total recoveries	58	70	2

Net charge-offs	(256)	(490)	(962)

Provision charged to expense	18	701	877

Allowance for credit losses at end of period	$1,775	$2,013	$1,802

Ratio of net charge-offs during the period to loans and leases outstanding at year end	0.22%	0.41%	0.81%

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

Deposits

The following summarizes certain information regarding deposits with the Bank.

	($ in 000s)
	For the Year Ended December 31,
	2003		2002

	Average	Rate	Average	Rate
Type of Deposit	Amount	Paid (%)	Amount	Paid (%)
Noninterest bearing demand deposits	$4,888	0.00	$3,470	0.00
Interest bearing checking and and money market deposits	41,416	1.90	29,227	2.53
Savings deposits	215	1.35	158	1.50
Time deposits	71,171	3.82	81,499	4.53

Total deposits	$117,690	2.98	$114,354	3.88

The Bank has no foreign banking offices.

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

Employees

At December 31, 2003, the Company employed 47 people on a full-time basis at the Bank. The Company itself does not have any employees. Over the next 12 months, management does not expect to appreciably add additional full-time people to the Bank.

Competition

The Company and the Bank face strong competition for deposits, loans and leases and other financial services from numerous Michigan and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, equipment leasing companies, insurance companies, mutual funds, and other lending sources and investment alternatives. Some of the financial institutions and financial service organizations with which the Bank will compete are not subject to the same degree of regulation as the Bank. Many of the financial institutions aggressively compete for business in the Bank’s market areas. Many of these competitors have been in business for many years, have established customer bases, have substantially higher lending limits than the Bank, are larger and will be able to offer certain services that the Bank does not expect to provide in the foreseeable future, including trust services, and international banking services. In addition, most of these entities have greater capital resources than the Bank which, among other things, may allow them to price their services at levels more favorable to the customer and to provide larger credit facilities than the Bank can provide.

Item 2. Description of Property.

The Bank leases a 3,000 square foot building at 21211 Haggerty Road, Novi, Michigan 48375 which served as its main office and headquarters until December 1999. In 2001 the Novi location was designated a branch office. The lease term was renewed until August 31, 2007 at an annual rent of $63,105 for 2002-2003 increasing to a maximum of $69,115 in 2007. The building was originally built in 1988 to be a bank branch and has one drive-up window, three drive-up bays, teller windows, and customer service areas. This facility also houses the Bank’s mortgage division.

The Bank opened its first branch in January 1999, with 1,500 square feet of office space within a strip mall at 1917 East Big Beaver Road, Troy, MI 48083. The initial five year lease term has expired and the branch lease is currently month to month, at an annual rent of $32,000, until the execution of the renewal option of an additional five years is completed. The branch has teller windows, customer service areas, and a mutual funds room.

The Bank signed a 15 year lease for approximately 10,000 square feet for a new headquarters location in Farmington Hills, Michigan which the Bank occupied during December 1999. The lease extends until June 30, 2014. Additional costs for furniture, equipment and leasehold improvements for the new headquarters were approximately $400,000. The annual rent, net of rental income, is approximately $220,000.

The Bank opened its third branch in January 2000 with 1,200 square feet of office space on the first floor of the new headquarters building. The lease extends until June 30, 2014, at an annual rent of $28,000. The branch has teller windows, customer service areas, and a mutual funds room. There were minimal leasehold improvements for the branch. Additional equipment for the branch was approximately $24,000.

All of the Bank’s facilities are in good physical condition and, in management’s opinion, the properties are adequately covered by insurance.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s common stock is traded in the over-the-counter market and quotations are reported on the OTC Bulletin Board under the symbol “MHBC.” There were approximately 65 holders of record as of December 31, 2003. Included among the 65 holders of record are investment firms with an undetermined number of clients owning the Company’s common stock. The Company paid a 10% common stock dividend on June 15, 1998. The Company has not paid any cash dividends. As of February 23, 2004 there were 1,490,964 shares of common stock issued and outstanding.

The following sets forth the quarterly high and low bid price per share during each of the four quarters in 2003 and 2002. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

High / Low
2003	4th Quarter	$11.75 / $9.75
	3rd Quarter	$11.95 / $10.05
	2nd Quarter	$10.85 / $8.50
	1st Quarter	$11.00 / $8.00
2002	4th Quarter	$8.00 / $6.75
	3rd Quarter	$6.65 / $6.50
	2nd Quarter	$6.65 / $5.70
	1st Quarter	$5.75 / $5.30

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance under
	of outstanding options,	outstanding options,	equity compensation plan (excluding
	warrants, and rights	warrants, and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	102,800 shares	$5.16/share	5,000 shares
Equity compensation plans not approved by shareholders	None	N/A	None
Total	102,800 shares	$5.16/share	5,000 shares

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion addresses material factors affecting the financial condition and results of the Company. This discussion should be read in conjunction with the audited financial statements, footnotes and supplemental financial data presented elsewhere in this report.

The Company was in the development stage during 1996 and the first two months and nine days of 1997. The Company completed an initial public offering of common stock during February and March 1997. On March 10, 1997, the Bank opened for business. As of December 31, 2003, the Bank has been operational almost 82 months and has completed its sixth full fiscal year of operations.

Results of Operations

Year 2003 Compared to Year 2002

The Company earned $1,261,000 in net profits for 2003, a $9,000 improvement over 2002. Although the Bank’s earnings were flat due primarily to the state of the ecomony in the Detroit Metropolitan area the Bank was able to continue the reduction in its cost of funds by $1,038,000, a 21.34% decrease from the prior year. Net interest margin, although less than the prior year, remained a strong 4.26%. Also, the non-interest income increased $91,000 over 2002 due to gains on sale of loans and leases resulting from the syndication of leases in the banks discount lease portfolio and to a lesser extent the refinancing of residential mortgages. Other expenses increased by $464,000 primarily due to staff additions in the first quarter, commissions paid to mortgage originators, and an increase in costs associated with the sale of other real estate owned. Occupancy expense increased $108,000 over the prior year due to adjustments for operating expenses at the Farmington Hills facility for 2001 and 2002, not previously billed by the landlord. Lien recording and other loan related expenses declined by $59,000 due to a reduction in the volume of refinancing of residential mortgages. Provisions for federal income tax applicable to operating income increased $7,000 over 2002.

Year 2002 Compared to Year 2001

The Company earned $1,252,000 in net profits for 2002, a $1,142,000 improvement over 2001 which was primarily the result of a reduction in the Bank’s cost of funds which improved the net interest margin. Also, the non-interest income increased $596,000 over 2001 due to gains on sale of loans and leases due primarily to the robust refinance market for residential mortgages. Other expenses increased by $753,000 primarily due to increases in commissions, loan and lease expenses. Professional fees also increased $192,000 over 2001 due to increases in legal fees relating primarily to loans and leases and management fees for MHB Leasing, Inc., the Bank’s wholly-owned subsidiary formed in 2001. Provision for federal income taxes applicable to operating income increased $567,000. Quarterly net profits for 2002 were $225,000, $305,000, for the first and second quarters respectively, and $309,000, and $413,000 for the third and fourth quarters, respectively. Quarterly net results for 2001 were $130,000 and $103,000 for the first and second quarters respectively, and net losses of $18,000 and $105,000 for the third and fourth quarters respectively.

Quarterly Summary

The Company’s quarterly consolidated net interest income before provision for credit losses, operating income, net income, and net earnings (loss) per share are summarized below for years 2003, 2002, and 2001. Total operating income is net interest income after provision for credit losses plus other operating income.

	($ in 000s Except per Share Earnings)
	2003	2002	2001
Net Interest Income Before Provision for Credit Losses
1st Quarter	$1,606	$1,495	$1,033
2nd Quarter	1,390	1,523	1,067
3rd Quarter	1,461	1,579	1,163
4th Quarter	1,553	1,707	1,351

Total Net Interest Income	$6,010	$6,304	$4,614

Total Operating Income
1st Quarter	$1,973	$1,525	$1,190
2nd Quarter	1,787	1,615	1,253
3rd Quarter	1,794	1,778	1,072
4th Quarter	1,953	2,109	1,050

Total Operating Income	$7,507	$7,027	$4,565

Consolidated Net Income
1st Quarter	$359	$225	$130
2nd Quarter	247	305	103
3rd Quarter	302	309	(18)
4th Quarter	353	413	(105)

Total Net Income	$1,261	$1,252	$110

Net Earnings (Loss) per Share
1st Quarter	$0.24	$0.21	$0.09
2nd Quarter	0.17	0.21	0.06
3rd Quarter	0.20	0.15	(0.01)
4th Quarter	0.24	0.27	(0.07)

Total Net Earnings (Loss) per Share	$0.85	$0.84	$0.07

Return on Average Equity and Average Assets

For 2003, the return on average equity was 8.59% compared to 9.49% for 2002 and 0.87% for 2001. The return on average assets for 2003 was 0.88%, compared to 0.88% for 2002 and 0.09% for 2001. While there have been no cash dividends paid to date, the Board of Directors declared and distributed a 10% common stock dividend during the second quarter of 1998.

Balance Sheet Comparisons at Year End—2003 Compared to 2002

The Company’s total assets at December 31, 2003 were $145,383,000 compared to $152,328,000 at the end of 2002, a decrease of $6,945,000 or 4.55%. Gross loans and leases decreased by $1,183,000 or 1.00% to $117,348,000 at the end of 2003. Deposits decreased by $6,249,000 or 5.20% to a 2003 year-end balance of $113,993,000. Federal Home Loan Bank borrowings were $14,500,000 and there were no federal funds purchased at year-end. Federal Home Loans Bank borrowings were $12,500,000 and federal funds purchased were $4,000,000 at the end of 2002. Cash and cash equivalents were $2,602,000 at the end of 2003, a decrease of $8,384,000 or 76.31% from 2002 year-end.

As of December 31, 2003, the Bank has reserves for possible credit losses of 1.51% of gross loans and leases outstanding. During 2003, management only provided an additional $18,000 in reserves due to improvement in credit quality and lack of growth in the loan and lease portfolio. In addition, the current economic climates in metropolitan Detroit as well as the economy in general have been taken into account by management while reviewing the adequacy of credit loss reserves.

Management believes that the resulting $1,775,000 credit reserve at year end 2003 is adequate relative to the overall quality of the loan and lease portfolio.

At year end 2003, specific allowances of $249,000 were allocated for impaired loans and leases classified by management of $1,475,000. At the end of 2002, specific allowances of $98,000 were allocated for impaired loans and leases classified by management of $708,000. During 2003, there was $256,000 in net charge-offs. During 2002, there were $490,000 in net charge-offs. In 2001 there were $962,000 in net charge-offs. In 2000, there were $160,000 in net charge-offs. In 1999, there were $901,000 in net charge-offs. There were no charge-offs during 1998 or 1997.

The Bank’s loan and lease portfolio at the end of 2003 and 2002 by category and as a percentage of total loans and leases outstanding is summarized below.

	($ in 000s)
	December 31,
	2003		2002
		% of		% of	Change
Type of Loan or Lease	Outstanding	Total	Outstanding	Total	$	%
Commercial loans discounted	$30,515	26.0%	$32,461	27.5%	(1,946)	-6.0%
Commercial Relationship Lending:
Commercial loans direct	4,621	3.9%	3,258	2.7%	1,363	41.8%
Commercial lines of credit	15,919	13.6%	14,467	12.2%	1,452	10.0%
Commercial–construction	7,032	6.0%	6,738	5.7%	294	4.4%
Commercial real estate	30,692	26.2%	25,520	21.5%	5,172	20.3%

Total Commercial Relationship Lending:	58,264	49.7%	49,983	42.1%	8,281	16.6%
Real estate–construction	103	0.1%	4,036	3.4%	(3,933)	-97.4%
Real estate–mortgage	8,468	7.2%	13,823	11.7%	(5,355)	-38.7%
Home equity	2,036	1.7%	3,257	2.7%	(1,221)	-37.5%
Installment loans and other	217	0.2%	275	0.2%	(58)	-21.1%
Lease financing	17,745	15.1%	14,696	12.4%	3,049	20.7%

Total loans and leases	$117,348	100.0%	$118,531	100.0%	$(1,183)	-1.0%

Loans and leases were funded primarily by deposits consisting mostly of time deposits. Time deposits represented 60% of total deposits at 2003 year end compared to 63% of total deposits at 2002 year end. Additional loan and lease information can be found elsewhere in this report in the Notes to Consolidated Financial Statements.

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

The following table presents the Company’s average balance sheets, net interest spread and net interest margin for the three years ended December 31, 2003, 2002, and 2001. Net interest income for 2003 decreased $294,000 or 4.66% to $6,010,000. Net interest income for 2002 increased $1,690,000 or 36.62% to $6,304,000 compared to $4,614,000 for 2001.

Consolidated Average Balance Sheets and Analysis of Net Interest Income
(Taxable Equivalent Basis)
For the Years Ended December 31,
($ in 000s)

	2003			2002			2001
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest bearing balances in other banks	$2,682	$25	0.93%	$187	$3	1.60%	$2,189	$96	4.39%
Federal funds sold	2,221	26	1.17	937	15	1.60	2,194	109	4.97
Investment securities	22,447	952	4.24	18,247	914	5.01	13,113	788	6.01
Loans and leases, net	112,218	8,757	7.80	117,960	10,099	8.56	106,090	9,768	9.21
Loans held for sale	1,518	76	5.01	2,108	137	6.50	1,091	92	8.43

Total earning assets	141,086	9,836	6.97	139,439	11,168	8.01	124,677	10,853	8.70
Cash and due from banks	1,312			1,575			1,054
Allowance for credit losses	(1,916)			(1,791)			(1,773)
Operating lease equipment, net	—			—			—
Other assets	2,560			2,264			2,143

Total assets	$143,042			$141,487			$126,101

Liabilities and Stockholders’ Equity
Interest on checking and Money market deposit accounts	$41,416	$786	1.90%	$29,227	$738	2.53%	$12,274	$473	3.85%
Savings deposits	215	2	0.93	158	2	1.27	48	1	2.08
Other time deposits less than $100,000	22,789	813	3.57	32,326	1,415	4.38	49,694	2,952	5.94
Time deposits $100,000 and greater	48,382	1,918	3.96	49,173	2,285	4.65	42,310	2,581	6.10
Borrowed funds	8,808	307	3.49	13,032	424	3.25	5,769	232	4.02

Total interest bearing liabilities	121,610	3,826	3.15	123,916	4,864	3.93	110,095	6,239	5.67

Other deposits, non-interest bearing	4,888			3,470			2,560
Other liabilities	1,858			908			787
Stockholders’ equity	14,686			13,193			12,659

Total liabilities and stockholders’ equity	$143,042			$141,487			$126,101

Net interest income		$6,010			$6,304			$4,614

Net interest rate spread			3.82%			4.08%			3.03%

Cost of earning assets			2.71%			3.49			5.00%

Net interest margin			4.26%			4.52%			3.70%

Net interest-earning assets to interest-bearing liabilities	116%			113%			113%

Net income after taxes	$1,261			$1,252			$110

The 4.26% net interest margin for 2003 is a decline of 26 basis points (“bps”) from 2002. The yield on earning assets declined 104 bps in 2003, compared to 8.01 in 2002 and is merely a reflection of a general decline in interest rates across the board. Because of this lower rate environment, the Bank’s cost of earning assets also declined 78 bps, to 2.71% compared to 3.49% in 2002. The 78 bps reduction is primarily the result of certificate of deposits being re-priced in 2003 at substantially lower rates, the Bank’s use of lower cost federal funds purchased, and borrowings from the Federal Home Loan Bank of Indianapolis.

The 4.52% net interest margin for 2002 is an 82 bps increase from 2001. While the yield on earning assets declined 69 bps from 2001, 8.01% compared to 8.70%, the cost of earning assets also went down 151 bps to 3.49% from 5.00% primarily due to a lower cost of time deposits in 2002 compared to 2001. The ratio of net interest-bearing assets to interest-bearing liabilities was 116.00%, 113.00%, and 113.00% for 2003, 2002, and 2001, respectively.

The net interest spread for 2003 of 3.82% decreased 24 bps from the 4.08% spread for 2002. The average yield on earning assets of 6.97% decreased 104 bps from 2002 primarily due to an overall decline in interest rates in the 2003 economic environment. The 3.15% cost of interest-bearing liabilities for 2003 declined 78 bps from 3.93% in 2002 due primarily to higher costing time deposits being re-priced at lower rates in 2003 and new time deposits being acquired at rates lower than existing time deposits. In addition the Bank was able to use its Federal Funds and Federal Home Loan Bank lines at a lower cost.

The net interest spread for 2002 of 4.08% increased 105 bps over the 3.03% spread for 2001. The 2002 average yield on earning assets of 8.01% decreased 69 bps from 2001 primarily due to a lower interest rate environment. The 3.93% cost of interest-bearing liabilities for 2002 decreased 174 bps from 5.67% in 2001 due primarily to lower costing time deposits in 2002. The cost of interest-bearing liabilities for 2002 and 2001 reflect lower market rates being paid on all deposit accounts.

An analysis of the Company’s changes in net interest income is presented in the next table. The $294,000 decline in net interest income in 2003 was primarily due to an overall decrease in interest rates over the last twelve months. The $1,690,000 net interest income increase in 2002 resulted primarily from a $1,005,000 increase in volume of average balances.

Loan and lease fee income included in loan and lease interest income was $629,000, $638,000, and $625,000 for 2003, 2002, and 2001 respectively.

Average balances of nonaccrual loans and leases for 2003 were $2,009,000 which reduced net interest income by approximately $160,000. Nonaccrual loans and leases reduced net interest income in 2002 by $63,000 and $73,000 for 2001.

Analysis of Net Interest Income Changes
(Taxable Equivalent Basis)
($ in 000s)

	2003 Compared to 2002				2002 Compared to 2001
	Volume &				Volume &
	Yield/Rate				Yield/Rate
	Volume	Yield/Rate	Mix	Total	Volume	Yield/Rate	Mix	Total
Increase (Decrease) in Interest Income
Interest bearing balances in other banks	$40	$(1)	$(17)	$22	$(88)	$(61)	$56	$(93)
Federal funds sold	21	(4)	(6)	11	(62)	(74)	42	(94)
Taxable investment securities	210	(140)	(32)	38	309	(131)	(52)	126
Loans and leases, net	(492)	(894)	44	(1,342)	1,093	(611)	(68)	414
Loans held for sale	(38)	(31)	8	(61)	85	(64)	(59)	(38)

Total interest income change	(259)	(1,070)	(3)	(1,332)	1,337	(941)	(81)	315
Increase (Decrease) in Interest Expense
Interest on checking and Money market deposit accounts	308	(183)	(77)	48	653	(163)	(225)	265
Savings deposits	1	(1)	—	—	2	—	(1)	1
Other time deposits less than $100,000	(417)	(262)	77	(602)	(1,032)	(777)	272	(1,537)
Time deposits $100,000 and greater	(37)	(336)	6	(367)	418	(615)	(99)	(296)
Borrowed funds	(137)	30	(10)	(117)	292	(44)	(56)	192

Total interest expense change	(282)	(752)	(4)	(1,038)	333	(1,599)	(109)	(1,375)

Net interest income change	$23	$(318)	$1	$(294)	$1,004	$658	$28	$1,690

The following table summarizes on a consolidated basis, investments as of December 31, 2003 and 2002. The carrying value of securities increased by $5,158,000 or 29.00% ($23,071,000 for year-end 2003 compared to $17,913,000 for year-end 2002) and the overall yield at year end decreased 78 bps (4.17% for 2003 compared to 4.95% for 2002). This decrease was primarily due to reinvesting maturing securities and adding additional volume during 2003 at lower yields. Additionally, the Bank had $362,000 of Federal Reserve Bank stock and $815,000 of Federal Home Loan Bank stock outstanding at year-end 2003.

Maturities of Securities
December 31, 2003 and December 31, 2002
At Market Value and Taxable Equivalent Basis
($ in 000s)

	Maturity		1 - 5 Year		6 - 10 Year		Over 10 Year
	Under 1 Year		Maturity		Maturity		Maturity		Total
December 31, 2003	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities Available for Sale (a):
U.S. Treasury	$521	3.42%	$—	—%	$—	—%	$—	—%	$521	3.42%
U.S. Government agencies and corporations	2,810	3.63	1,580	2.67	—	—	—	—	4,390	3.28
States and political subdivisions	1,014	5.00	5,246	4.42	1,923	5.91	—	—	8,183	4.84
Other bonds, notes and debentures	1,034	5.02	3,504	3.87	—	—	—	—	4,538	4.13
Subtotal	5,379	4.13	10,330	3.96	1,923	5.91	—	—	17,632	4.23
Mortgage backed securities (b)	—	—	—	—	—	—	5,439	3.89	5,439	3.89
Total	$5,379	4.13%	$10,330	3.96%	$1,923	5.91%	$5,439	3.89%	$23,071	4.17%

A time deposit maturity analysis as of December 31, 2003 is presented in the following table.

Time Deposit	Under $100,000		$100,000 & Over		Total Time Deposits
Maturity Analysis
As of December 31, 2003	Amount	%	Amount	%	Amount	%
Maturing in:
3 mos or less	$3,586	2.47%	$1,003	2.57%	$4,589	2.49%
4-6 mos	10,254	2.71%	11,729	3.38%	21,983	3.07%
7-12 mos	6,166	3.18%	33,851	3.56%	40,017	3.50%
Greater than 12 mos	619	4.27%	2,399	3.61%	3,018	3.74%

TOTAL	$20,625	2.86%	$48,982	3.50%	$69,607	3.31%

Other Income Analysis

For the year 2003, other income increased by $91,000 to $1,515,000 resulting mostly from additional gains on loans and leases sold in 2003, of which $872,000 was from the Bank’s mortgage division, $258,000 from the syndication of discounted leases and $212,000 from the sale of other real estate owned. Other remaining income was $128,000.

Other Expense Analysis

In 2003 other expenses increased by $464,000 to $5,656,000. Salaries and employee benefits increased by $239,000 to $2,991,000 due to staff additions in the first quarter and commission paid to mortgage originators. Occupancy expense increased by $108,000 to $501,000 due primarily to adjustments for operating expenses at the Farmington Hills facility for 2001 and 2002 not previously billed by the landlord, and an adjustment to the accrual for property tax for the branch in Novi, Michigan. Advertising and promotional expenses increased by $38,000 to $247,000 primarily due to the Bank’s efforts to increase its core deposits through a local cable advertisement campaign. Lien, recording, and other loan fees declined by $59,000 due primary to a reduction in volume of refinancing of residential mortgages. Michigan single business taxes increased $36,000 for 2003 due primarily to the increase in salaries and commissions. Other expenses increased by $140,000 due primarily to $70,000 in sale expenses for other real estate owned offset by $212,000 in gains on the sale of other real estate owned.

In 2002, other expenses increased by $753,000 to $5,192,000. Salaries and employee benefits increased by $218,000 to $2,752,000 due to increases in mortgage commission expense. Occupancy expense decreased by $30,000 to $393,000 due primarily to relocating the mortgage division to our Novi location. Data processing expense increased by $22,000 mostly due to increases in volume and software enhancements. Advertising/promotion expense increased by $56,000 to $209,000 due to the Bank’s efforts to increase its core deposits. Professional fees went up by $192,000 due to increases in legal fees relating primarily to loans and leases and management fees for MHB Leasing, Inc., the Bank’s wholly-owned subsidiary formed in 2001. Other loan and lease expense increased by $181,000 mostly due to the increased volume in mortgage loans originated and sold into the secondary market. Other expenses increased by a net $117,000 due to ATM processing fees, membership fees, and other miscellaneous expenses. Federal income taxes increased by $567,000 reflecting the Bank’s increase in net operating income.

Liquidity and Capital Resources

The Company’s current cash projections indicate adequate cash balances as of December 31, 2003. The Bank has credit facilities with national lending institutions to add funding capacity through overnight borrowings. There is a $3,000,000 line of credit with a bank that the Company has available to use as additional resources of capital. This line is up for renewal in March of 2004. The Company has received indication from this bank that the line will be renewed. In total the Bank had $14,000,000 of Fed Funds available to purchase in overnight rollover accounts with three outside banks of which, the Bank had no outstanding balances at December 31, 2003. Management has also established a network of banks that can be used to sell or participate a portion of its loan and lease portfolio. These techniques allow the Bank to service its business relationships and generate fee and servicing revenue.

The Company’s liquidity remained adequate throughout 2003. As of December 31, 2003, the Bank had $2,602,000 in cash and cash equivalents, including $711,000 in federal funds sold. In addition, investment securities with a total market value of $23,071,000 are all available for sale. The Bank has also proven its ability to attract deposits and build a stable deposit base from which to fund loans. In addition, the Bank is a member of the Federal Home Loan Bank of Indianapolis, Indiana and is currently utilizing various funding products available from the Federal Home Loan Bank in addition to deposits.

The Bank is subject to various regulatory capital requirements. Normally, to be considered “adequately-capitalized” or “well-capitalized,” the Bank must maintain a capital leverage ratio of 4.00% or 5.00%, respectively. The Bank’s Tier 1 leverage ratios were 10.50% and 9.50% at December 31, 2003 and 2002, respectively. The Bank plans to remain well-capitalized on an ongoing basis. Additional information concerning capital is found in the Notes to Consolidated Financial Statements.

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

Item 8A. Controls and Procedures.

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

PART III

Item 9. Directors and Executive Officers of the Registrant.

The information required by this Item is included in the Proxy Statement under the captions “Information about Directors and Nominees as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” and is hereby incorporated herein by reference.

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

Item 13. Exhibits, List and Reports on Form 8-K.

(a)	The following financial statements and financial statement schedules are filed with this report:

		Page
		Number
1.	Financial Statements:
	Report of Independent Auditors	23
	Consolidated Balance Sheet at December 31, 2003 and 2002	24
	Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002, and 2001	25
	Consolidated Statement of Income for the years ended December 31, 2003, 2002 and 2001	26
	Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002, and 2001	27
	Notes to Consolidated Financial Statements	28

2.	Financial Statement Schedules: None

(b)	Reports on Form 8-K.

No Current Reports on Form 8-K were filed during the quarter ended December 31, 2003.

(c)	The Exhibits required to be filed as part of this Form 10-K are the following:

Exhibit No.	Description
3.1	Restated Articles of Incorporation, as amended to date (previously filed as Exhibit No. 3.1 to the Registrant’s Form SB-2 Registration Statement, File No. 333-17317, and incorporated herein by reference).

3.2	Bylaws, as amended to date (previously filed as Exhibit No. 3.2 to the Registrant’s Form SB-2 Registration Statement, File No. 333-17317, and incorporated herein by reference).

10.1*	Michigan Heritage Bancorp, Inc. 1997 Non-Employee Director Stock Option Plan (previously filed as Exhibit No. 10.1 to the Registrant’s Form SB-2 Registration Statement, File No. 333-17317, and incorporated herein by reference).

10.2*	Michigan Heritage Bancorp, Inc. 1997 Employee Stock Option Plan (previously filed as Exhibit No. 10.2 to the Registrant’s Form SB-2 Registration Statement, File No. 333-17317, and incorporated herein by reference).

10.3	Office Building Lease between Rontal Investment Company as Landlord and Michigan Heritage Bancorp, Inc. as Tenant for headquarters floor space located at 28300 Orchard Lake Road, Suite 200, Farmington Hills, Michigan (previously filed as Exhibit No. 10.3 to the Registrant’s Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference).

11	Computation of Per Share Earnings (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) certification (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) certification (filed herewith).

32.1	Section 1350 certification (filed herewith).

32.2	Section 1350 certification (filed herewith).

*	Management contract or compensatory plan or arrangement.

Plante & Moran, PLLC Suite 50C 2601 Cambridge Court Auburn Hills, MI 48326 Tel: 248.375.710C Fax: 248.375.7101 plantemoran.com

Independent Auditor’s Report

To the Board of Directors and Stockholders
Michigan Heritage Bancorp, Inc.

We have audited the consolidated balance sheet of Michigan Heritage Bancorp, Inc. and subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of changes in stockholders’ equity, income, and cash flows for each year in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Michigan Heritage Bancorp, Inc. and subsidiary as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each year in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Auburn Hills, Michigan
January 30, 2004

Michigan Heritage Bancorp, Inc.

Consolidated Balance Sheet
(000s omitted, except per share data)

	December 31

	2003	2002

Assets
Cash and Cash Equivalents
Cash and due from banks	$1,807	$1,031
Interest-bearing deposits with other banks	84	58
Federal funds sold	711	9,897

Total cash and cash equivalents	2,602	10,986
Securities available for sale (Note 2)	23,071	17,913
Federal Reserve Bank Stock - At cost	362	362
Federal Home Loan Bank Stock - At cost	815	775
Loans and leases - Net (Note 3)	115,509	116,431
Loans held for sale	—	3,136
Bank premises and equipment (Note 6)	554	588
Interest receivable and other assets	2,470	2,137

Total assets	$145,383	$152,328

Liabilities and Stockholders’ Equity
Liabilities
Deposits (Note 7):
Interest-bearing	$106,047	$114,998
Noninterest-bearing	7,946	5,244

Total deposits	113,993	120,242
Note payable - Bank (Note 8)	—	200
Short-term borrowings	—	4,000
FHLB advances (Note 9)	14,500	12,500
Interest payable and other liabilities (Note 10)	1,714	1,329

Total liabilities	130,207	138,271
Stockholders’ Equity
Common stock - No par value :
Authorized - 4,500,000 shares
Issued and outstanding - 1,490,964 shares at December 31, 2003 and 1,488,764 shares at December 31, 2002	13,744	13,730
Retained earnings (Accumulated deficit)	1,152	(109)
Accumulated other comprehensive income	280	436

Total stockholders’ equity	15,176	14,057

Total liabilities and stockholders’ equity	$145,383	$152,328

See Notes to Consolidated
   Financial Statements.

Michigan Heritage Bancorp, Inc.

Consolidated Statement of Changes in Stockholders’ Equity
(000s omitted)

				Accumulated
	Common			Other	Total
	Shares	Capital	Accumulated	Comprehensive	Stockholders’
	Outstanding	Stock	Deficit	Income (Loss)	Equity

Balance - January 1, 2001	1,488,764	$13,730	$(1,471)	$64	$12,323
Comprehensive income:
Net income	—	—	110	—	110
Change in net unrealized gain on securities available for sale, net of tax effect of $42	—	—	—	81	81

Total comprehensive income					191

Balance - December 31, 2001	1,488,764	13,730	(1,361)	145	12,514
Comprehensive income:
Net income	—	—	1,252	—	1,252
Change in net unrealized gain on securities available for sale, net of tax effect of $150	—	—	—	291	291

Total comprehensive income					1,543

Balance - December 31, 2002	1,488,764	13,730	(109)	436	14,057
Stock options exercised	2,200	14	—	—	14
Comprehensive income:
Net income	—	—	1,261	—	1,261
Change in net unrealized loss on securities available for sale, net of tax effect of $80	—	—	—	(156)	(156)

Total comprehensive income					1,105

Balance - December 31, 2003	1,490,964	$13,744	$1,152	$280	$15,176

See Notes to Consolidated
   Financial Statements.

Michigan Heritage Bancorp, Inc.

Consolidated Statement of Income
(000s omitted, except per share data)

	Year Ended December 31

	2003	2002	2001

Interest Income
Interest and fees on loans and leases	$7,805	$9,376	$9,407
Interest and dividends on investments - Taxable	849	826	712
Interest on tax-exempt securities	103	88	76
Interest on federal funds sold	26	15	109
Interest on deposits with other banks	25	3	96
Interest on direct financing leases	1,028	860	453

Total interest income	9,836	11,168	10,853
Interest Expense
Interest on deposits	3,515	4,440	6,007
Interest on borrowed funds	311	424	232

Total interest expense	3,826	4,864	6,239

Net Interest Income - Before provision for credit losses	6,010	6,304	4,614
Provision for Credit Losses (Note 4)	18	701	877

Net Interest Income	5,992	5,603	3,737
Noninterest Income
Service charges on deposit accounts	128	138	109
Gain on sale of securities	45	—	44
Gain on sale of loans	1,130	1,281	675
Gain on sale of other real estate	212	—	—
Other	—	5	—

Total noninterest income	1,515	1,424	828
Other Expenses
Salaries and employee benefits	2,991	2,752	2,534
Occupancy of bank premises (Note 12)	501	393	423
Processing	140	129	107
Advertising	247	209	153
Equipment expense	239	245	248
Professional fees	555	562	370
Other loan and lease expenses	301	360	179
Other expenses	682	542	425

Total other expenses	5,656	5,192	4,439

Income - Before income taxes	1,851	1,835	126
Income Tax Expense (Note 10)	590	583	16

Net Income	$1,261	$1,252	$110

Basic Earnings per Share	$0.85	$0.84	$0.07

Diluted Earnings per Share	$0.82	$0.83	$0.07

See Notes to Consolidated
   Financial Statements.

Michigan Heritage Bancorp, Inc.

Consolidated Statement of Cash Flows

(000s omitted, except per share data)

	Year Ended December 31

	2003	2002	2001

Cash Flows from Operating Activities
Net income	$1,261	$1,252	$110
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	209	209	241
Provision for credit losses	18	701	877
Gain on sale of other real estate	(212)	—	—
Gain on sale of securities available for sale	(45)	—	(44)
Proceeds from the sale of loans held for sale	56,689	62,374	38,920
Originations of loans held for sale	(53,553)	(63,921)	(40,509)
Deferred income taxes	370	340	658
Amortization and accretion of securities	218	127	9
Changes in assets and liabilities:
Increase in accrued interest receivable and other assets	(121)	(172)	(1,677)
Increase (decrease) in accrued interest payable and other liabilities	95	(84)	178

Net cash provided by (used in) operating activities	4,929	826	(1,237)
Cash Flows from Investing Activities
Proceeds from maturities of securities available for sale	3,677	3,933	6,426
Proceeds from sales of securities available for sale	3,049	—	1,522
Purchase of securities available for sale	(12,293)	(7,805)	(9,440)
Purchase of Federal Home Loan Bank stock	(40)	(100)	(581)
Purchase of Federal Reserve Bank stock	—	(32)	(5)
Decrease (increase) in loans and leases	904	309	(25,068)
Proceeds from sales of equipment	—	—	11
Premises and equipment expenditures	(175)	(67)	(140)

Net cash used in investing activities	(4,878)	(3,762)	(27,275)
Cash Flows from Financing Activities
Net increase (decrease) in interest-bearing and noninterest-bearing demand accounts	133	22,263	11,860
Net increase (decrease) in time certificates	(6,382)	(13,273)	(7,268)
Proceeds from the exercise of stock options	14	—	—
Net proceeds from note payable - Bank	—	200	—
Payments on note payable - Bank	(200)	—	—
Proceeds from short-term borrowings	—	243,334	5,000
Payments on short-term borrowings	(4,000)	(244,334)	(500)
Proceeds from FHLB advances	10,000	20,000	13,500
Payments on FHLB advances	(8,000)	(21,000)	—

Net cash provided by (used in) financing activities	(8,435)	7,190	22,592

Net (Decrease) Increase in Cash and Cash Equivalents	(8,384)	4,254	(5,920)
Cash and Cash Equivalents - Beginning of year	10,986	6,732	12,652

Cash and Cash Equivalents - End of year	$2,602	$10,986	$6,732

Supplemental Cash Flow and Noncash Information - Cash paid for Interest	$3,871	$4,670	$6,392
Income taxes	149	—	85

See Notes to Consolidated
   Financial Statements.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Michigan Heritage Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiary, Michigan Heritage Bank (the “Bank”). The Bank also includes the accounts of its wholly owned subsidiary, MHB Leasing, Inc. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Basis of Presentation - The accounting and reporting policies of the Corporation conform to generally accepted accounting principles. Management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of foreclosed assets, unguaranteed residuals of leased property and deferred tax assets. The 000s have been omitted in tabular presentations.

Nature of Operations - The Bank conducts full-service commercial and consumer banking and provides other financial products and services through its three branch networks to communities in Wayne and Oakland counties. MHB Leasing, Inc. originates leases to customers primarily in Michigan. The Bank and leasing company have a lending concentration to companies who operate hospitals.

Cash Equivalents - Cash equivalents include cash on hand, amounts due from banks and federal funds sold. Interest-bearing deposits in banks mature within one year and are carried at cost.

Securities - Securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses, net of related deferred income taxes, included in other comprehensive income in stockholders’ equity. Federal Reserve Bank and Federal Home Loan Bank stock is restricted and carried at cost.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of securities available for sale below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Unguaranteed residual values are estimated at the inception of the lease. If, subsequent to the date a lease is entered into, the Company determines that the unguaranteed residual will be less than amounts originally estimated, a provision for write-downs in residual will be accrued in the financial statements. No residual write-downs were required in 2003, 2002 and 2001. To the extent the actual residual at the termination of the lease is different from its carrying amount, a gain or loss will be recorded.

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
December 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (Continued)

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

The allowance consists of specific, general, and unallocated components. The specific components relate to loans or leases that are classified as either doubtful, substandard or special mention. For such loans or leases that are also classified as impaired, an allowance is established when the discounted cash flow (or collateral value or observable market price) of the impaired loan or lease is lower than the carrying value of that loan or lease. The general component covers non-classified loans and leases and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (Continued)

Loans Held for Sale - Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income. No valuation allowances were recorded as of December 31, 2003 and 2002 and there was no activity in valuation allowances for the three years ended December 31, 2003.

Off Balance Sheet Instruments - In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commercial letters of credit and standby letters of credit.

In November 2002, the FASB issued Interpretation No. 45, (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation have been applied on a prospective basis to guarantees issued or modified after December 31, 2002. However, the value of such guarantees is immaterial and the adoption of this Standard did not have a material effect on the Corporation’s financial statements.

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

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (Continued)

Short-term Borrowings - Short-term borrowings include federal funds purchased by the Bank. Federal funds purchased generally mature in one to four days.

Stock Compensation Plans - The Corporation applies intrinsic value method of accounting under the provisions of APB Opinion No. 25, “Accounting for Stock-Based Compensation” for all employee stock opinion grants. Disclosure of pro forma net income and earnings per share amounts as if the fair-value based method has been applied in measuring compensation costs is presented in the following table for the years ended December 31 (000s omitted, except per share data):

	2003	2002	2001
As reported, net income available to common shareholders	$1,261	$1,252	$110
Less: Stock-based compensation expense (benefit) determined under fair value method, net of tax	12	(15)	(169)

Pro forma net income	$1,249	$1,267	$279

As reported earnings per share	$0.85	$0.84	$0.07
Proforma earnings per share	$0.84	$0.85	$0.19
As reported earnings per diluted share	$0.82	$0.83	$0.07
Pro forma earnings per diluted share	$0.81	$0.84	$0.19

Compensation expense in the pro forma disclosures is not indicative of future amounts, as options vest over several years and additional grants are generally made each year.

The weighted average fair value of options granted was $3.01 in 2003 and $2.34 in 2001.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements December
31, 2003 and 2002

Note 1 - Summary of Significant Accounting Policies (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003, 2002 and 2001:

	2003	2002	2001
Dividend yield	0.00%	—	0.00%
Expected average life (years)	6.00	—	8.00
Volatility	29.00%	—	30.00%
Risk-free interest rate	4.00%	—	5.00%

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

	2003	2002	2001
Average common shares outstanding	$1,489,114	$1,488,764	$1,488,764
Dilutive impact of stock options	50,039	22,375	5,564

Average common shares outstanding used to calculate diluted earnings per common share	$1,539,153	$1,511,139	$1,494,328

Other Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on securities available for sale, are reported as a direct adjustment to the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Accumulated other comprehensive income at December 31, 2003 and 2002 is comprised solely of unrealized gains on securities available for sale, net of related income taxes.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements December
31, 2003 and 2002

Note 2 - Securities

The amortized cost and estimated market value of investment securities at December 31 are as follows (000s omitted):

	2003
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,853	$58	$—	$4,911
Municipal notes	7,940	300	57	8,183
Corporate bonds	4,433	105	1	4,537
Mortgage-backed securities	5,420	57	37	5,440

Total	$22,646	$520	$95	$23,071

	2002
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,825	$133	$—	$4,958
Municipal notes	5,082	333	2	5,413
Corporate bonds	4,106	104	1	4,209
Mortgage-backed securities	3,239	94	—	3,333

Total	$17,252	$664	$3	$17,913

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements December
31, 2003 and 2002

Note 2 - Securities (Continued)

At December 31, 2003 and 2002, securities having a carrying value and fair value of $10,868,000 and $3,880,000 respectively, were pledged at for purposes of obtaining borrowings from the Federal Home Loan Bank.

The amortized cost and estimated market value of securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities. Issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized	Estimated
	Cost	Market Value
Due in one year or less	$5,282	$5,378
Due after one year through five years	10,116	10,330
Due after five years through ten years	1,828	1,923
Due after ten years	—	—

Subtotal	17,226	17,631
Mortgage-backed securities	5,420	5,440

Total	$22,646	$23,071

Note 3 - Loans and Leases

Certain directors and executive officers of the Corporation were loan customers of the subsidiary bank during 2003 and 2002. Such loans were made in the ordinary course of business and do not involve more than a normal risk of collectibility. The outstanding loan balance for these persons at December 31, 2003 and 2002 amounted to $28,000 and $29,000, respectively. During the year ended December 31, 2003, total principal payments were $1,000 and there were no principal additions.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements December
31, 2003 and 2002

Note 3 - Loans and Leases (Continued)

A summary of the balances of loans and leases at December 31 is as follows (000s omitted):

	2003	2002
Commercial loans	$88,882	$82,444
Direct financing leases (Note 5)	17,745	14,696
Residential real estate	8,468	17,860
Installment	217	274
Home equity	2,036	3,257

Subtotal	117,348	118,531
Less:
Net deferred fees	(64)	(87)
Allowances for credit losses (Note 4)	(1,775)	(2,013)

Loans and leases - Net	$115,509	$116,431

Final loan and lease maturities, excluding unguaranteed lease residuals, and rate sensitivity of the loan and lease portfolio at December 31, 2003 are as follows (000s omitted):

	Within	One to	After Five
	One Year	Five Years	Years	Total
Commercial	$34,685	$44,115	$10,082	$88,882
Direct financing leases	654	11,616	2,217	14,487
Real estate	1,198	5,982	1,288	8,468
Installment	61	12	144	217
Home equity	143	299	1,594	2,036

Total	$36,741	$62,024	$15,325	$114,090

Loans and leases at fixed interest rates	$14,837	$52,011	$9,094	$75,942
Loans and leases at variable interest rates	21,904	10,013	6,231	38,148

Total	$36,741	$62,024	$15,325	$114,090

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Note 4 - Allowance for Possible Credit Losses

A summary of the activity in the allowance for possible credit losses for thee years ended December 31 is as follows (000s omitted):

	2003	2002	2001
Balance - Beginning of year	$2,013	$1,802	$1,887
Provision charged to operations	18	701	877
Credit losses	(314)	(560)	(964)
Credit loss recoveries	58	70	2

Balance - End of year	$1,775	$2,013	$1,802

As a percent of total loans and leases	1.51%	1.70%	1.51%

The Bank considers a loan impaired when it is probable that all interest and principal will not be collected in accordance with the contractual terms of the loan agreement. Consistent with this definition, all nonaccrual (with the exception of residential mortgages and consumer loans) are considered impaired. Information pertaining to impaired, nonaccrual and delinquent loans is as follows (000s omitted):

	2003	2002
Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	1,475	708

Total impaired loans	$1,475	$708

Valuation allowance related to impaired loans	$249	$98
Total nonaccrual loans	$1,475	$708
Total loans past due 90 days or more and still accruing	$—	$424

	2003	2002	2001
Average investment in impaired loans	$1,785	$578	$513

Interest income recognized on impaired loans	$—	$—	$—

Interest income recognized on a cash basis on impaired loans	$—	$—	$—

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Note 5 - Direct Financing Leases

The following lists the components of the net investment in direct financing leases (000s omitted):

	2003	2002
Minimum lease payments receivable	$17,091	$15,051
Estimated residual values of leased property (unguaranteed)	3,258	2,148
Less unearned income	(2,604)	(2,503)

Net investment in direct financing leases	$17,745	$14,696

The following is a schedule by years of minimum future payments on direct financing leases as of December 31, 2003 (000s omitted):

2004	$5,610
2005	4,253
2006	3,230
2007	2,467
2008	1,086
Thereafter	445

Total	$17,091

Note 6 - Bank Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Buildings and improvements	$385	$385
Furniture and equipment	1,379	1,205

Total	1,764	1,590
Less accumulated depreciation	1,210	1,002

Net carrying amount	$554	$588

Depreciation expense for the years ended December 31, 2003, 2002, and 2001 amounted to approximately $209,000, $209,000 and $241,000, respectively.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Note 7 - Deposits

The following is a summary of the distribution of deposits at December 31, 2003 and 2002 (000s omitted):

	2003	2002
Noninterest-bearing - Demand	$7,946	$5,244

Interest-bearing:
NOW accounts	$8,740	$10,249
Savings	211	158
Money market demand	27,489	28,602
Time:
$100,000 and over	48,982	50,408
Under $100,000	20,625	25,581

Total interest-bearing	$106,047	$114,998

The remaining maturities of time deposits at December 31, 2003 are as follows (000s omitted):

	Under	$100,000 and
	$100,000	Over
2004	$13,791	$12,732
2005	2,670	15,800
2006	3,546	18,153
2007	534	2,297
2008	84	—

Total	$20,625	$48,982

Note 8 - Note Payable - Bank

The Corporation has a $3,000,000 line of credit with a bank that expires in March 2004. Interest is charged at the prime rate (4 percent at December 31, 2003). The line is collateralized by the stock of the Corporation. There were no outstanding advances on the line of credit at December 31, 2003. There was $200,000 outstanding on the line of credit at December 31, 2002.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Note 9 - Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank of Indianapolis, collateralized by mortgage loans under a blanket collateral agreement, consist of the following as of December 31(000s omitted):

	2003
	Fixed Rate	Floating Rate	Total
Due in 2004	$7,500	$4,000	$11,500
Due in 2005	—	—	—
Due in 2006	—	—	—
Due in 2007	—	—	—
Due in 2008	1,000	—	1,000
Thereafter	2,000	—	2,000

Total FHLB advances	$10,500	$4,000	$14,500

At December 31, 2003, the interest rates on fixed rate advances ranged from 1.16 percent to 5.22 percent. At December 31, 2003, the weighted average interest rates on fixed-rate advances was 2.82 percent. At December 31, 2003, the interest rate on all variable rate advances was 1.11 percent. The advances are subject to prepayment penalties subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank.

Note 10 - Income Taxes

Michigan Heritage Bancorp, Inc. and its subsidiary file a consolidated federal income tax return. The following is a summary of the provision for income taxes for the years ended December 31 (000s omitted):

	2003	2002	2001
Current	$220	$243	$(642)
Deferred	370	340	658

Net income tax expense	$590	$583	$16

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Note 10 - Income Taxes (Continued)

The following is a reconciliation of the statutory federal income tax expense to the effective tax expense for the years ended December 31 (000s omitted):

	2003	2002	2001
Income tax at statutory rate	$629	$624	$43
Tax-exempt interest	(35)	(30)	(26)
Other	(4)	(11)	(1)

Net income tax expense	$590	$583	$16

The temporary differences that comprise deferred tax assets and liabilities at December 31 are as follows (000s omitted):

	2003	2002	2001
Deferred tax assets:
Provision for credit losses	$441	$501	$464
Minimum tax credits	220	—	—
Deferred fees	31	30	44
Net operating loss carryforward	130	—	—
Other	39	26	25

Total deferred tax assets	861	557	533
Valuation allowance for deferred tax assets	—	—	—
Deferred tax liabilities:
Lease financing	(1,522)	(951)	(594)
Unrealized gain on securities	(145)	(225)	(75)
Depreciation	(37)	(45)	(46)
Installment sale	(55)	—	—
Original issue discount	(155)	(110)	(99)
Other	(14)	(3)	(6)

Total deferred tax liabilities	(1,928)	(1,334)	(820)

Net deferred tax liability	$(1,067)	$(777)	$(287)

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Note 11 - Related Party Transactions

Included in professional fees are expenses related to services performed by certain directors of approximately $162,000, $138,000 and $107,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Included in the computation of interest income and gain on sale of loans and leases are amounts paid for broker and transaction fees performed by a company owned by a certain director. These fees approximated $463,000, $194,000 and $75,000 for the years ended December 31, 2003, 2002 and 2001.

Note 12 - Operating Lease

The Corporation has entered into lease commitments for office buildings. Rental expense charged to operations was $423,000, $345,000 and $349,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The future minimum lease payments are as follows (000s omitted):

2004	$364
2005	401
2006	403
2007	407
2008	410

Note 13 - Stock Option Plans

The Corporation has two stock option plans. Options may be granted to certain directors and employees at not less than the market price of the Corporation’s stock on the date of the grant. The options granted before 2001 were cancelled effective March 2001. The options granted in November 2001 were immediately exercisable. Under the director plan, a maximum of 66,000 options to purchase shares may be granted that expire in 10 years, subject to certain cancellation provisions related to service. Under the employee plan, a maximum of 44,000 options to purchase shares may be granted that expire in 10 years, subject to certain cancellation provisions related to employment.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Note 13 - Stock Option Plans (Continued)

The following table summarizes stock option transactions and the related average exercise prices for the last three years:

	2003		2002		2001
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	99,000	$5.00	108,600	$5.00	96,700	$9.14
Options cancelled	—	—	—	—	(96,700)	(9.14)
Options granted	6,000	8.25	—	—	108,600	5.00
Options exercised	(2,200)	6.48	—	—	—	—
Options forfeited	—	—	(9,600)	5.00	—	—

Options outstanding at end of year	102,800	5.16	99,000	5.00	108,600	5.00
Exercisable at end of year	102,800	5.16	99,000	5.00	108,600	5.00

Information pertaining to options outstanding at December 31, 2003, is as follows:

	Number	Weighted Average
Exercise	Outstanding and	Remaining
Price	Exercisable	Contractual Life
$ 5.00	97,800	7.8 years
8.25	5,000	9.2 years

Note 14 - Employee Benefit Plans

The Bank has a 401(k) plan that is a defined contribution savings plan for employees. Employer contributions are discretionary and are determined annually by the Board of Directors. Employer contributions were $40,000, $24,000 and $22,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Note 15 - Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

Cash and Cash Equivalents - The carrying amounts of cash and short-term instruments approximate fair values due to their short maturity.

Securities - Fair values for securities, excluding Federal Reserve Bank stock and Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Reserve Bank stock and Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Reserve Bank and Federal Home Loan Bank, respectively.

Loan and Lease Receivables - For variable-rate loans and leases that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (e.g., one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for other loans and leases (e.g., commercial real estate and investment property mortgage loans, direct finance leases, commercial and industrial loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans and leases with similar terms to borrowers of similar credit quality. Fair values for non-performing loans and leases are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Loans Held for Sale - Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Note 15 - Financial Instruments (Continued)

Deposits - The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term Borrowings - The carrying amounts of federal funds purchased maturing within 90 days approximate their fair values.

FHLB Advances - The fair values of the Corporation’s long-term borrowings are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest - The carrying amounts of accrued interest receivable and payable approximate fair value due to the short maturity of such instruments.

Off Balance Sheet Instruments - The fair value of loan commitments, based on discounted cash flow analyses, is not material.

The estimated fair values and related carrying or notional amounts of the Corporation’s financial instruments at December 31 are as follows:

	2003		2002
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and equivalents	$2,602	$2,602	$10,986	$10,986
Securities	24,248	24,248	19,050	19,050
Loans and leases	115,509	116,230	116,431	118,151
Loans held for sale	—	—	3,136	3,136
Interest receivable	657	657	712	712
Liabilities:
Deposits	113,993	115,245	120,242	121,791
Note payable - Bank	—	—	200	200
Short-term borrowings	—	—	4,000	4,000
FHLB advances	14,500	14,973	12,500	12,942
Interest payable	239	239	288	288

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Note 16 – Off Balance Sheet Activities

Credit-related Financial Instruments - The Corporation is a party to credit-related financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

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

Collateral Requirements - To reduce credit risk related to the use of credit-related financial instruments, the Corporation might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on the Corporation’s credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment, and real estate.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Note 16 – Off Balance Sheet Activities (Continued)

If the counterparty does not have the right and ability to redeem the collateral or if the Corporation is permitted to sell or repledge the collateral on short notice, the Corporation records the collateral in its balance sheet at fair value with a corresponding obligation to return it.

At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk (000s omitted):

	Contract Amount
	2003	2002
Commitments to grant loans and leases	$20,530	$4,458
Unfunded commitments under lines of credit	16,014	8,793
Commercial and standby letters of credit	116	50

Note 17 - Legal Contingencies

Various legal claims also arise from time to time in the normal course of business, which, in the opinion of management, will have no material effect on the Corporation’s consolidated financial statements.

Note 18 - Restrictions on Dividends, Loans, and Advances

Banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank. However, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum standards. At December 31, 2003, the Bank’s retained earnings available for the payment of dividends totaled $2,659,000. Accordingly, $12,350,000 of the Corporation’s investment in the Bank was restricted at December 31, 2003.

Loans or advances made by the Bank to the Corporation are generally limited to 10 percent of the Bank’s capital stock and surplus. Accordingly, at December 31, 2003, Bank funds available for loans or advances to the Corporation amounted to $1,207,000.

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Note 19 - Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices.

Normally, to be considered adequately capitalized, the Bank must maintain a total capital ratio of 4.0 percent. As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework. The regulations define well-capitalized levels of total capital, Tier 1, and Tier 1 leverage as 10 percent, 6 percent, and 5 percent, respectively. There are no conditions or events since that notification that management believes have changed the Bank’s capital category.

Capital and risk-based capital and leverage ratios for the Bank are shown below:

		Ratio
	Amount	(Percent)
December 31, 2003
Consolidated:
Total capital (to risk-weighted assets)	$16,465	13.1
Tier 1 capital (to risk-weighted assets)	14,895	11.9
Tier 1 capital (to average assets)	14,895	10.3
Michigan Heritage Bank:
Total capital (to risk-weighted assets)	16,300	13.0
Tier 1 capital (to risk-weighted assets)	14,730	11.8
Tier 1 capital (to average assets)	14,730	10.5
December 31, 2002
Consolidated:
Total capital (to risk-weighted assets)	$15,177	12.2
Tier 1 capital (to risk-weighted assets)	13,620	11.0
Tier 1 capital (to average assets)	13,620	9.2
Michigan Heritage Bank:
Total capital (to risk-weighted assets)	15,254	12.3
Tier 1 capital (to risk-weighted assets)	13,698	11.1
Tier 1 capital (to average assets)	13,698	9.5

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Note 20 - Parent-Only Financial Statements

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

The condensed balance sheet at December 31 is as follows (000s omitted):

	2003	2002
Assets
Cash and Cash Equivalents
Cash and deposits at subsidiary bank	$32	$37
Interest-bearing deposits with other banks	6	13

Total cash and cash equivalents	38	50
Investment in Subsidiary	15,009	14,134
Interest Receivable and Other Assets	129	93

Total assets	$15,176	$14,277

Liabilities and Stockholders’ Equity
Liabilities	$—	$220
Stockholders’ Equity
Common stock - No par value	13,744	13,730
Retained earnings (Accumulated deficit)	1,152	(109)
Accumulated other comprehensive income	280	436

Total stockholders’ equity	15,176	14,057

Total liabilities and stockholders’ equity	$15,176	$14,277

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Note 20 - Parent-Only Financial Statements (Continued)

The condensed statement of operations for the years ended December 31, 2003 and 2002 is as follows (000s omitted):

	2003	2002
Operating Income - Dividends from subsidiary bank	$300	$—
Operating Expense	106	158

Income (Loss) - Before income taxes and equity in undistributed income of subsidiary	194	(158)
Income Tax Benefit	(36)	(54)

Income (Loss) - Before equity in undistributed income of subsidiary	230	(104)
Equity in Undistributed Income of Subsidiary	1,031	1,356

Net Income	$1,261	$1,252

Michigan Heritage Bancorp, Inc.

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

Note 20 - Parent-Only Financial Statements (Continued)

The condensed statement of cash flows for the years ended December 31, 2003 and 2002 is as follows: (000s omitted)

	2003	2002
Cash Flows from Operating Activities
Net income	$1,261	$1,252
Adjustments to reconcile net income to net cash from operating activities:
Equity in income of subsidiary	(1,031)	(1,356)
Increase in other assets	(36)	(41)
Increase (decrease) in other liabilities	(220)	220

Net cash provided by (used in) operating activities	(26)	75
Cash Flows from Investing Activities - Investment in bank subsidiary	—	(70)
Cash Flows from Financing Activities - Exercise of stock options	14	—

Net Increase (Decrease) in Cash and Cash Equivalents	(12)	5
Cash and Cash Equivalents - Beginning of year	50	45

Cash and Cash Equivalents - End of year	$38	$50

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2004.

MICHIGAN HERITAGE BANCORP, INC.

By: /s/ Anthony S. Albanese

Anthony S. Albanese, President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 8, 2004.

Signature	Capacity
/s/ Richard Zamojski	Chairman and Director (principal executive officer)
Richard Zamojski

/s/ Anthony S. Albanese	President and Director (principal operating officer)
Anthony S. Albanese

/s/ Thomas Debolski	Treasurer and Secretary (principal financial officer)
Thomas Debolski

/s/ H. Perry Driggs	Vice-Chairman and Director
H. Perry Driggs

/s/ Lewis N. George	Director
Lewis N. George

/s/ Phillip R. Harrison	Director
Phillip R. Harrison

/s/ Frank A. Scerbo	Director
Frank A. Scerbo

/s/ Philip Sotiroff	Director
Philip Sotiroff

EXHIBIT INDEX

Exhibit No.	Description
11	Computation of Earnings Per Share

31.1	Rule 13a-14(a)/15d-14(a) certification

31.2	Rule 13a-14(a)/15d-14(a) certification

32.1	Section 1350 certification

32.2	Section 1350 certification