Form 10QSB
period 2004-03-31
MICHIGAN HERITAGE BANCORP INC
filed 2004-05-14
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☑	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended

MARCH 31, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

At 05/10/2004 there were 1,491,964 shares of Common Stock of the issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes: ☐ No: ☒

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Michigan Heritage Bancorp, Inc.
Consolidated Balance Sheets

	(000s omitted for dollars)

	03/31/04	12/31/03
ASSETS	(Unaudited)
Cash and due from banks, noninterest bearing	$1,217	$1,807
Interest bearing deposits with banks	73	84
Federal funds sold	1,242	711

Cash and cash equivalents	2,532	2,602
Securities available for sale	25,973	23,071
Federal Reserve Bank Stock and other stock	1,192	1,177

Total investments	27,165	24,248
Gross Loans and Leases	121,657	117,348
Less: net deferred fees	(60)	(64)
allowance for credit losses	(1,764)	(1,775)

Net loans and leases	119,833	115,509
Loans held for sale	1,938	—

Total earning assets	150,251	140,552
Leasehold improvements, net	160	167
Furniture & equipment, net	355	387

Total fixed assets	515	554
Interest receivable	840	661
Other real-estate and assets owned	1,571	921
Other assets	710	888

Total other assets	3,121	2,470

Total assets	$155,104	$145,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total deposits	$131,286	$113,993
Other borrowed funds	6,500	14,500
Other liabilities	1,728	1,714

Total liabilities	139,514	130,207
Stockholders’ Equity
Preferred stock—no par value; 500,000 shares authorized, none issued and outstanding	0	0
Common stock—no par value; 4,500,000 shares authorized, issued and outstanding— 1,491,964 shares in 2004 and 1,490,964 shares in 2003	13,752	13,744
Retained earnings	1,420	1,152
Accumulated other comprehensive income	418	280

Total stockholders’ equity	15,590	15,176

Total liabilities and stockholders’ equity	$155,104	$145,383

Total loan loss reserve ratio	1.45%	1.51%
Total loan to asset ratio	78%	81%

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Earnings

(Unaudited)

	(000s omitted except per share data) Three Months Ended March 31,
	2004	2003
OPERATING INCOME:
Interest income	$2,411	$2,668
Interest expense	888	1,062

Net interest income before provision for loan losses	1,523	1,606
Less: provision for loan losses	23	18

Net interest income after provision for loan losses	1,500	1,588
Gain on sale of securities held available for sale	—	20
Gain on sale of loans and other assets	144	334
Other income	34	31

Total other operating income	178	385

Total operating income	1,678	1,973
OTHER OPERATING EXPENSES:
Salaries and employee benefits	692	790
Occupancy expense	116	123
Equipment expense	60	60
Data processing expense	37	35
Insurance expense	13	18
Advertising/promotion expense	46	52
Office supplies and printing expense	14	12
Professional fees	119	148
FDIC assessment	4	5
Lien, recording, and other loan fees, net	41	103
Michigan single business tax	18	15
Director fees	69	14
Other expense	55	70

Total other operating expense	1,284	1,445

Net operating income	394	528
Provision for federal income taxes	125	169

Net income	$269	$359

Per Common Share Data
Basic earnings per share	$0.18	$0.24
Diluted earnings per share	$0.17	$0.23

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Cash Flow
 (Unaudited)

	(000s omitted) Three Months Ended March 31,
	2004	2003
Operating activities:
Net income	$269	$359
Adjustments to reconcile net income to net cash provided in operating activities	(2,495)	(968)

Net cash used in operating activities	(2,226)	(609)
Investing activities:
Purchase of U.S. Treasury and agency securities	—	(1,000)
Proceeds from sale, maturity or called U.S. Treasury and agency securities	—	500
Purchase of other securities	(2,855)	(1,000)
Purchase of Federal Home Loan Bank Stock	10	—
Proceeds from sale, maturity or called other securities	20	520
Purchase of leasehold improvements, furniture and equipment	(11)	(34)
Net change in gross loans	(4,309)	7,947

Net cash provided by (used in) operating activities	(7,145)	6,933
Financing activities:
Net increase in deposits	17,293	1,950
Proceeds from the exercise of stock options	8	—
Payments of federal funds purchased	—	(4,000)
Payments on Federal Home Loan Bank advances	(10,000)	(7,000)
Proceeds from Federal Home Loan Bank advances	2,000	1,000

Net cash provided by (used in) financing activities	9,301	(8,050)

Net decrease in cash and cash equivalents	(70)	(1,726)
Cash and cash equivalents at beginning of year	2,602	10,986

Cash and cash equivalents at end of period	$2,532	$9,260

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

		(000s omitted except per share data)
		Three Months Ended September 30,
		2004	2003
Net income	As reported	$269	$359
	Pro forma	$269	$359

Earnings per share	As reported	$0.18	$0.24
	Pro forma	$0.18	$0.24

Earnings per share -	As reported	$0.17	$0.23
assuming dilution	Pro forma	$0.17	$0.23

Recent Accounting Pronouncements:
 In April 2003 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149 which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition to conform to language used in FASB Interpretation No. 45 and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after September 30, 2003. The provisions of Statement No. 149 did not have a material impact on the financial position or results of operations of the Corporation.

In May 2003, the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The provisions of Statement No. 150 did not have a material impact on the financial position or results of operations of the Corporation.

FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, clarifies the requirements of Statement of Accounting Standards No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for and disclosure of certain types of guarantees. The disclosure provisions of the Interpretation are effective for financial statements ending after December 15, 2002. The provisions of Statement No. 45 did not have a material impact on the financial position or results of operations of the Corporation.

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

Comparative Results for the Three Months Ended March 31, 2004 and March 31, 2003
 The Company had net income of $269,000 for the quarter ending March 31, 2004 compared to $359,000 for the same quarter last year, a decrease of $90,000 or 25%. Net interest income before provision for credit losses declined $83,000 or 5.17% to $1,523,000 primary due to an abnormal amount of prepayment fees received in the first quarter of 2003 associated with the continued decline in interest rates.

Other operating income decreased by $207,000 to $178,000 due primarily to a decline in the gain on sale of loans and leases during the first quarter of 2004 compared to the same time frame in 2003.

Other operating expenses decreased $161,000 to $1,284,000. Salaries and employee benefits decreased $98,000 to $692,000 due primarily to a decrease in commissions on the sale of residential mortgages. Professional fees decreased $29,000 due to a reduction in management fees associated with the leasing division and to a lesser extent a decline in legal and other professional fees. Lien, recording and other loan fee expenses declined $62,000 reflecting an overall decline in the volume of origination of residential mortgages. Other expenses increased $40,000 due primarily to an increase in fees paid to the Bank’s outside directors.

The resulting net operating income before tax was $394,000 for the first quarter of 2004 compared to $528,000 for the same quarter last year. Federal income tax was $125,000 compared to $169,000 for the same time period last year.

Basic earnings per share were $0.18 for the quarter ended March 31, 2004 compared to $0.24 per share for the same quarter last year.

Balance Sheet Change — March 31, 2004 from December 31, 2003

Total assets increased from December 31, 2003 balance of $145,383,000 to $155,104,000 at March 31, 2004, an increase of $9,721,000. Gross loans and leases increased for the three month period by $7,445,000 to $121,657,000 due to an improvement in the general economy and an increase in loan demand. Cash and cash equivalents declined by $70,000. Total deposits increased $17,293,000 largely due to increases in time deposits of $13,940,000 and demand deposits of $3,925,000 offset by a decrease in money-market deposits of $572,000. Borrowed funds decreased $8,000,000 to $6,500,000 due to repayment of maturing Federal Home Loan Bank borrowings.

Loans and Leases and Allowances for Credit Losses
 The categories of loans and leases outstanding at March 31, 2004 and December 31, 2003 in dollars and as a percentage of total loans are as follows:

		(000s omitted for dollars)

	March 31, 2004		December 31, 2003
		Pct of total		Pct of total
Loan & Leases Category	Amount	Loans & Leases	Amount	Loans & Leases
Commercial	$84,212	69.2%	$81,747	69.7%
Real estate-construction	7,359	6.0%	7,135	6.1%
Real estate-mortgage	12,642	10.4%	10,504	9.0%
Installment loans to individuals	180	0.1%	217	0.2%
Lease financing	17,264	14.2%	17,745	15.1%

Total loans	$121,657	100.0%	$117,348	100.0%

Management believes that the $23,000 credit loss provision expensed during the first quarter of this year brought the total allowance for credit losses to an adequate level relative to the current overall quality of the loan and lease portfolio. In addition, the level of credit risk in the loan and lease portfolio has not changed proportionately with the change in mix and size of the loan and lease portfolio for the first three months of 2004.

As of March 31, 2004 there were approximately $1,372,000 in non-accruing loans. There were 4 loans totaling approximately $54,000 charged off against reserves during the first three months of 2004. There were $1,389,000 in accruing loans past due 30 days or more: $438,000 past due 30 to 59 days, $931,000 past due 60 to 89 days and $20,000 past due 90 days or more. Management fully expects that diligent management of these loans will minimize losses.

Total credit loss reserves of $1,764,000 at March 31, 2004 were 1.45% of total loans and leases, which included $345,000 in specific allowances. The following highlights the allocations of allowances for loan losses as of March 31, 2004.

	(000s omitted for dollars)

	Credit loss	Loan & Lease	Percent of credit
	allowance	amounts	loss allowance
	amount	outstanding	to loan & lease amounts
Domestic:
Commercial and financial	$909	$84,212	1.08%
Real estate-construction	105	7,359	1.43%
Real estate-mortgage	213	12,642	1.68%
Installment loans to individuals	6	180	3.33%
Lease financing	121	17,264	0.70%
Foreign	—	—	—
Off-balance sheet items and unallocated	410	—	n/a

Total	$1,764	$121,657	1.45%

In management’s opinion, the total loan loss reserve position is adequate relative to the overall quality of the loan portfolio.

Allowance for Credit Losses
The following table summarizes changes in the allowance for credit losses arising from additions to the allowance which have been charged to expense, selected ratios, and the allocation of the allowance for credit losses as of and for the three month periods ended March 31:

	($ in 000s)
	2004	2003
Average loans and leases outstanding	$117,096	$114,092
Total loans and leases at period end	121,657	110,584
Allowance for credit losses at beginning of period	$1,775	$2,013
Loan and lease charge-offs during the period
Commercial & Financial	45	40
Real Estate — Mortgages	9	—
Installment Loans to Individuals	—	—

Total charge-offs	54	40
Loan and lease recoveries during the period
Commercial & Financial	20	14
Real Estate — Mortgages	—	1
Installment Loans to Individuals	—	—

Total recoveries	20	15

Net charge-offs	34	25

Provision charged to expense	23	18
Allowance for credit losses at end of period	$1,764	$2,006

Ratio of net charge-offs during the period to average loans and leases outstanding	0.03%	0.02%

Nonaccrual and Past Due Loans and Leases
The following table summarizes the Banks non-performing loans and leases as of March 31:

	($ in 000s)

	Amount as of March 31,
	2004	2003
Nonaccrual and Past Due Loans and Leases
Loans accounted for on a nonaccrual basis	$1,372	$2,016
Accruing loans that are contractually past due 90 days or more as to interest or principle payments	20	1,210

Total	$1,392	$3,226

The decrease in non-accrual loans resulted from two individual loans transferred to other real-estate and assets owned. When these impaired loans are analyzed on an individual basis, the Company believes the collateral is sufficient to cover the recorded loan amount.

Liquidity and Capital Resources
 Michigan Heritage Bancorp’s current cash projections as of March 31, 2004 indicate adequate cash balances. Company has additional line of credit facilities with national lending institutions to add funding capacity. The Company management has also established a network of banks that can be used to sell or participate a portion of the Company’s loan portfolio. These techniques allow the Company to service its business relationships and generate fee and servicing revenue.

The Company’s liquidity remained adequate during the three-month period ended March 31, 2004. Michigan Heritage Bancorp had $2,532,000 in cash and cash equivalents as of March 31, 2004, including $73,000 in interest bearing deposits in other banks and $1,242,000 in federal funds sold. The Company has proven its ability to attract deposits and build a stable deposit base from which to fund loans. In addition, the Company is a member of the Federal Home Loan Bank of Indianapolis, and as of March 31, 2004, had $6,500,000 in notes payable to the Federal Home Loan Bank at a weighted average rate of 3.55%

During the first quarter of 2002 Michigan Heritage Bancorp obtained a $3,000,000 Capital Note loan from a large Midwestern financial institution. This facility provides additional financing that can be down streamed to the Bank as capital. This capital will allow the Bank to continue its growth while not diluting existing shareholders value. This note matured in March 2004 and was subsequently renewed during April 2004. As of March 31, 2004 Michigan Heritage Bancorp had no borrowings against the Capital Note.

Michigan Heritage Bank is subject to various regulatory capital requirements. To be considered adequately-capitalized or well-capitalized, Michigan Heritage Bank must maintain a Tier 1 leverage capital ratio of 4.0% and 5.0%, respectively. The Bank’s Tier 1 leverage capital ratios were 10.02% and 10.30% at March 31, 2004 and December 31, 2003, respectively. Michigan Heritage Bank plans to remain well-capitalized on an ongoing basis.

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

PART II—OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(b)	Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

[Signatures on next page]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN HERITAGE BANCORP, INC.
By:	/s/ Anthony S. Albanese .
Anthony S. Albanese
President, Chief Operating Officer, and Acting Chief Financial Officer

And: /s/ Richard Zamojski .
Richard Zamojski
Chairman and Chief Executive Officer

DATED: 05/10/04

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX – 31.1	Certification of Chief Financial Officer pursuant to Section 302

EX – 31.2	Certification of Chief Executive Officer pursuant to Section 302

EX – 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX – 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002