Form 10QSB
period 2004-06-30
MICHIGAN HERITAGE BANCORP INC
filed 2004-08-16
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☑	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended

JUNE 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

At August 10, 2004 there were 1,492,964 shares of Common Stock of the issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes: [ ] No: [X]

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Michigan Heritage Bancorp, Inc.
Consolidated Balance Sheets
June 30, 2004 and December 31, 2003

	(000s omitted)
	June 30, 2004	December 31, 2003
ASSETS	(Unaudited)
Cash and due from banks, noninterest bearing	$1,443	$1,807
Interest bearing deposits with banks	87	84
Federal funds sold	2,852	711

Cash and cash equivalents	4,382	2,602
Securities available for sale	23,867	23,071
Federal Reserve Bank stock and other stock	1,196	1,177

Total investments	25,063	24,248
Gross Loans and Leases	125,834	117,348
Less: Net deferred fees	(60)	(64)
Allowance for credit losses	(1,760)	(1,775)

Net loans and leases	124,014	115,509
Loans held for sale	483	—

Total earning assets	152,499	140,552
Leasehold improvements, net	153	167
Furniture & equipment, net	387	387

Total fixed assets	540	554
Interest receivable	810	661
Other real-estate and assets owned	1,653	921
Other assets	618	888

Total other assets	3,081	2,470

Total assets	$157,563	$145,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total deposits	$133,762	$113,993
Other borrowed funds	6,500	14,500
Other liabilities	1,876	1,714

Total liabilities	142,138	130,207
Stockholders’ Equity
Preferred stock—no par value; 500,000 shares authorized, none issued and outstanding	—	—
Common stock—no par value; 4,500,000 shares authorized, issued and outstanding— 1,492,964 shares in 2004 and 1,490,964 shares in 2003	13,757	13,744
Retained earnings	1,720	1,152
Accumulated other comprehensive income (loss)	(52)	280

Total stockholders’ equity	15,425	15,176

Total liabilities and stockholders’ equity	$157,563	$145,383

Total loan loss reserve ratio	1.40%	1.51%
Total loan to asset ratio	80%	81%

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Earnings

(Unaudited)	(000s omitted except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

OPERATING INCOME:
Interest income	$2,493	$2,429	$4,904	$5,097
Interest expense	930	1,039	1,818	2,101

Net interest income before provision for credit losses	1,563	1,390	3,086	2,996
Less: provision for credit losses	15	—	38	18

Net interest income after provision for credit losses	1,548	1,390	3,048	2,978
Gain on sale of securities held available for sale	—	—	9	20
Gain on sale of loans and other assets	331	350	466	694
Other income	32	47	66	68

Total other operating income	363	397	541	782

Total operating income	1,911	1,787	3,589	3,760
OTHER OPERATING EXPENSES:
Salaries and employee benefits	807	747	1,499	1,537
Occupancy expense	117	126	233	249
Equipment expense	59	57	119	117
Data processing expense	36	33	73	68
Insurance expense	23	12	36	30
Advertising/promotion expense	53	63	99	115
Office supplies and printing expense	10	11	24	23
Professional fees	144	127	263	275
FDIC assessment	2	5	9	10
Lien, recording, and other loan fees, net	23	96	109	186
Michigan single business tax	6	22	36	37
Director fees	19	15	88	29
Other expense	172	112	167	195

Total other operating expense	1,471	1,426	2,755	2,871

Net operating income	440	361	834	889
Provision for federal income taxes	141	114	266	283

Net income	$299	$247	$568	$606

Per Common Share Data
Basic earnings per share	$0.20	$0.17	$0.38	$0.41
Diluted earnings per share	$0.19	$0.16	$0.37	$0.39

Michigan Heritage Bancorp, Inc.
Consolidated Statement of Cash Flows

(Unaudited)	(000s omitted)

	Six Months Ended June 30,
	2004	2003

Operating activities:
Net income	$568	$606
Adjustments to reconcile net income to net cash provided in operating activities	666	175

Net cash provided by operating activities	1,234	781
Investing activities:
Purchase of U.S. Treasury and agency securities	—	(1,000)
Proceeds from sale, maturity or called U.S. Treasury and agency securities	1,250	500
Purchase of other securities	(4,345)	(5,800)
Proceeds from sale, maturity or called other securities	930	1,270
Purchase of Federal Home Loan Bank Stock	(19)	(10)
Net change in gross loans and leases	(8,969)	8,585
Purchase of leasehold improvements, furniture and equipment	(83)	(74)

Net cash provided by (used in) operating activities	(11,236)	3,471
Financing activities:
Net increase in deposits	19,769	3,143
Payments of federal funds purchased	—	(4,000)
Payments of other borrowed funds	—	(200)
Payments on Federal Home Loan Bank advances	(10,000)	(7,000)
Proceeds from Federal Home Loan Bank advances	2,000	1,000
Proceeds from the exercise of stock options	13	—

Net cash provided by (used in) financing activities	11,782	(7,057)

Net increase (decrease) in cash and cash equivalents	1,780	(2,805)
Cash and cash equivalents at beginning of year	2,602	10,986

Cash and cash equivalents at end of period	$4,382	$8,181

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

During the second quarter of 2004, Michigan Heritage Bank announced the formation of a joint venture with one of its major customers. This joint venture named, MHB HELP, LLC, was formed to finance hospital patient receivables on a national basis. Michigan Heritage Bank owns 80% of the joint venture.

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

Critical Accounting Policies:
The accounting and reporting policies of the Company and its direct and indirect subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Company’s significant accounting policies are described in the notes to the consolidated financial statements within the annual report. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

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

	(000s omitted except per share data)
		Three Months Ended June 30,		Six Months Ended June 30,
		2004	2003	2004	2003
Net income	As reported	$299	$247	$568	$606
	Pro forma	$299	$247	568	606
Earnings per share	As reported	$0.20	$0.17	$0.38	$0.41
	Pro forma	$0.20	$0.17	$0.38	$0.41
Earnings per share -	As reported	$0.19	$0.16	$0.37	$0.39
assuming dilution	Pro forma	$0.19	$0.16	$0.37	$0.39

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

PART I—FINANCIAL INFORMATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE: This Report contains certain statements, including statements regarding the Company’s capital needs and ability to continue to build the deposit base and statements regarding the Company’s financial position, expected results, improved operations, and balance sheet strength, that could be construed to be forward-looking statements within the meaning of the Securities and Exchange Act of 1934. These statements reflect the Company’s views with respect to future plans, events and financial performance. The Company does not undertake any obligation to update the information contained in this Report, which speaks only as of the date of this Report. The Company has identified certain risk factors which could cause actual results and plans to differ substantially from those included in the forward-looking statements. These factors are discussed in the Company’s most recently filed Form 10-K under the section entitled “Disclosure Regarding Forward Looking Statements, and those discussions regarding risk factors are incorporated in this Report by reference.

Comparative Results for the Three Months Ended June 30, 2004 and June 30, 2003
The Company had net income of $299,000 for the quarter ending June 30, 2004. Net income for the same quarter last year was $247,000. Net interest income before provision for credit losses increased by $173,000 or 12.45% to $1,563,000 primarily due to a reduction in interest expense; resulting in an increase in net interest margin to 4.23% for the second quarter of 2004 compared to 3.91% for the second quarter of 2003. The provision for credit losses increased for the quarter by $15,000. As a combined result, net interest income after provision for credit losses increased $158,000 or 11.37% to $1,548,000.

Other operating income decreased by $34,000 or 8.56% to $363,000 due primarily to a decrease of $19,000 in net gains on sale of mortgage loans and other assets compared to the prior year, reflecting a decrease in residential mortgage refinancing caused by an increase in interest rates.

Other operating expenses increased by $45,000 to $1,471,000. Salaries and employee benefits increased $60,000 to $807,000 due primarily to a $46,000 increase in salaries and hiring costs for new employees and a $20,000 increase in medical insurance premiums. Occupancy expense decreased $9,000 over the second quarter of 2003 due to a decrease in pro-rata operating expenses assessed on the Company’s headquarters and branch facilities in Farmington Hills, Michigan. Lien recording and other loan fees decreased $73,000 to $23,000 due to a decrease in the volume of residential mortgage closings compared to the same quarter last year.

Miscellaneous other expense increased by $60,000 for the second quarter of 2004 compared to the same quarter for 2003. This increase is due to a $25,000 Real Estate Owned write-down to reflect market; a $22,000 minority interest expense related to the Bank’s new joint venture, MHB HELP, LLC; and $11,000 other insurance expense, which reflects higher in the current second quarter due to a refund received in the prior second quarter 2003 in the amount of $6,000.

The resulting income before federal income tax increased by $79,000 to $440,000 compared to the same quarter last year. Federal income tax was $141,000 for the second quarter 2004 compared to $114,000 for the same period last year and reflects an anticipated annual effective tax rate of 32.0%. Net Income after tax increased $52,000 to $299,000 or 21.05% compared to $247,000 for the quarter ended June 30, 2003.

Net income per weighted average share outstanding was $0.20 for the quarter ended June 30, 2004 compared to $0.17 per share for the same period last year. On a diluted basis, net income per share was $0.19 for the quarter ended June 30, 2004 compared to $0.16 per share for the same quarter last year.

Comparative Results for the Six Months Ended June 30, 2004 and June 30, 2003.
Net income for the six months ended June 30, 2004 was $568,000 compared to $606,000 for the same time period last year. Net interest income before provision for credit losses increased by $90,000 or 3% to $3,086,000, primarily due to a decrease in interest expense for the first six months of 2004, compared to the first six months of 2003. The provision for credit losses increased by $20,000 for the first six months of 2004 compared to 2003. As a combined result, net interest income after provision for loan losses increased $70,000 or 2.35% to $3,048,000.

Other operating income decreased by $241,000 or 30.82% primarily due to a reduction in the gain on sale of loans and leases of $228,000 and a reduction of $11,000 on the gain on sale of securities.

Other operating expenses decreased by $116,000 or 4.04% to $2,755,000. Salaries and employee benefits decreased $38,000 or 2.47%. Occupancy expense decreased by $16,000 for the first six months due a decrease in pro rata operating expenses assessed on the company’s headquarters and branch facilities in Farmington Hills, Michigan. Advertising expense was down $16,000 from the same period last year due to a cable television campaign in the second quarter of 2003 that was not continued in the second quarter of 2004.

Lien recording and other fees declined $77,000 over the first six months of 2004 due primarily to a decrease in the volume of residential mortgage refinancing. Director’s fees increased $59,000 over the same period last year primarily due to additional fees paid in the first quarter of 2004. Miscellaneous other expense decreased by $28,000 over the same period last year.

Net operating income for the six months ended June 30, 2004 declined $55,000 to $834,000 a decrease of 6.19% resulting in a net income after tax for the six months of 2004 of $568,000 compared to $606,000 for the six months ended June 30, 2003, a 6.27% decrease year over year. Federal income tax was $266,000 for the six months ended compared to $283,000 for the same period last year and reflects an annual effective tax rate of 32.0%.

Net income per weighted average share outstanding was $0.38 for the six months ended June 30, 2004 compared to $0.41 per share for the same period last year. On a diluted basis, net income per share was also $0.37 for the six months ended June 30, 2004 compared to $0.39 per share for the same period last year.

Balance Sheet Change – June 30, 2004 from December 31, 2003

Total assets from December 31, 2003 to June 30, 2004 increased by $12,180,000. Gross loans for the same six month period increased $8,486,000 to $125,834,000. Borrowed funds decreased from $14,500,000 to $6,500,000. Cash and cash equivalents increased by $1,780,000 or 68.41% to $4,382,000 due primarily to an increase in Federal Funds sold. Deposits increased $19,769,000 or 17.34% to $133,762,000 due to an increase in core deposits.

Loans and Leases and Allowances for Credit Losses
The categories of loans and leases outstanding at June 30, 2004 and December 31, 2003 in dollars and as a percentage of total loans are as follows:

	(000s omitted for dollars)
	June 30, 2004		December 31, 2003
		Pct of total		Pct of total
Loan & Leases Category	Amount	Loans & Leases	Amount	Loans & Leases

Commercial	$81,468	64.7%	$81,747	69.7%
Real estate-construction	7,013	5.6%	7,135	6.1%
Real estate-mortgage	13,544	10.8%	10,504	9.0%
Installment loans to individuals	5,001	4.0%	217	0.2%
Lease financing	18,808	14.9%	17,745	15.1%

Total loans	$125,834	100.0%	$117,348	100.0%

Management believes that the change in mix and size of the loan portfolio from December 31, 2003 to June 30, 2004 has not increased the proportionate level of credit risk in the loan portfolio.

At June 30, 2004 there were approximately $1,748,000 in non-accruing loans. There were 8 loans totaling approximately $90,000 charged off against reserves during the first six months of 2004. There were $31,000 in accruing loans past due 30 to 59 days, $187,000 past due 60 to 89 days and $383,000 past due 90 days or more. Management fully expects that diligent servicing of these loans will minimize losses.

A total credit loss reserve of $1,760,000 at June 30, 2004 was 1.40% of total loans, which included $435,000 in specific allowances. The following highlights the allocations of the credit loss allowance as of June 30, 2004.

	(000s omitted for dollars)
	Credit loss	Loan & Lease	Percent of credit
	allowance	amounts	loss allowance
	amount	outstanding	to loan & lease amounts
Domestic:
Commercial and financial	$1,014	$81,468	1.24%
Real estate-construction	70	7,013	1.00%
Real estate-mortgage	206	13,544	1.52%
Installment loans to individuals	20	5,001	0.40%
Lease financing	130	18,808	0.69%
Foreign	—	—	—
Off-balance sheet items and unallocated	320	—	n/a

Total	$1,760	$125,834	1.40%

In management’s opinion, the total loan loss reserve position is adequate relative to the overall quality of the loan portfolio.

Allowance for Credit Losses
The following table summarizes changes in the allowance for credit losses arising from additions to the allowance which have been charged to expense, selected ratios, and the allocation of the allowance for credit losses as of and for the six month periods ended June 30:

	($ in 000s)
	2004	2003
Average loans and leases outstanding	$119,422	$111,515
Total loans and leases at period end	$124,086	$109,946
Allowance for credit losses at beginning of period	$1,775	$2,013
Loan and lease charge-offs during the period
Commercial & Financial	66	186
Real Estate — Mortgages	24	17
Installment Loans to Individuals	—	—

Total charge-offs	90	203
Loan and lease recoveries during the period
Commercial & Financial	37	20
Real Estate — Mortgages	—	2
Installment Loans to Individuals	—	—

Total recoveries	37	22

Net charge-offs	53	181

Provision charged to expense	38	18
Allowance for credit losses at end of period	$1,760	$1,850

Ratio of net charge-offs during the period to average loans and leases outstanding	0.04%	0.16%

Nonaccrual and Past Due Loans and Leases
The following table summarizes the Banks non-performing loans and leases as of June 30:

	($ in 000s)
	2004	2003
Nonaccrual and Past Due Loans and Leases
Loans accounted for on a nonaccrual basis	$1,748	$2,131
Accruing loans that are contractually past due 90 days or more as to interest or principal payments	383	113

Total	$2,131	$2,244

The decrease in non-accrual loans resulted from two individual loans transferred to other real-estate and assets owned. When these impaired loans are analyzed on an individual basis, the Company believes the collateral is sufficient to cover the recorded loan amount.

Liquidity and Capital Resources
Michigan Heritage Bancorp’s current cash position as of June 30, 2004 indicates adequate cash balances. The Company has additional line of credit facilities with national lending institutions to add funding capacity. The Company’s management has also established a network of banks that can be used to sell or participate in a portion of the Company’s loan portfolio. These techniques allow the Company to service its business relationships and generate fee and servicing revenue.

The Company’s liquidity remained adequate during the six-month period ended June 30, 2004. Michigan Heritage Bancorp had $4,382,000 in cash and cash equivalents as of June 30, 2004 including $87,000 in interest bearing deposits in other banks and $2,852,000 in federal funds sold. The Company has proven its ability to attract deposits and build a stable deposit base from which to fund loans. In addition, the Company is a member of the Federal Home Loan Bank of Indianapolis, Indiana and as of June 30, 2004 had $6,500,000 in notes payable to the Federal Home Loan Bank at a weighted average rate of 3.55%.

During the first quarter of 2004, Michigan Heritage Bancorp obtained a non-revolving $3,000,000 Capital Note loan from a large Midwestern financial institution. This facility provides additional financing that can be down-streamed to the Bank as capital. This capital will allow the Company to continue its growth while not diluting existing shareholder value. As of June 30, 2004 Michigan Heritage Bancorp had no borrowing outstanding on the Credit Note and $3,000,000 is available for future use.

Michigan Heritage Bank is subject to various regulatory capital requirements. To be considered adequately-capitalized or well-capitalized, Michigan Heritage Bank must maintain a minimum Tier 1 leverage capital ratio of 4.0% and 5.0%, respectively. The Bank’s Tier 1 leverage capital ratios were 10.00% and 10.50% at June 30, 2004 and December 31, 2003, respectively. Michigan Heritage Bank plans to remain well-capitalized on an ongoing basis.

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

PART II—OTHER INFORMATION

Item 4. Submission Of Matters To A Vote Of Security Holders

The Company held its Annual Meeting of Shareholders on April 22, 2004, at which the shareholders voted on the election of directors. Each of the nominees for director was an incumbent and all nominees were elected. The following table sets forth the number of shares voted for and withheld with respect to each nominee.

Nominees	Votes For	Votes Against	Votes Withheld
Anthony S. Albanese	1,414,414	0	8,200
Lewis N. George	1,407,248	0	15,366

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EX-31.1	Certification of Chief Financial Officer pursuant to Section 302

EX-31.2	Certification of Chief Executive Officer pursuant to Section 302

EX-32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

[Signatures on next page]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICHIGAN HERITAGE BANCORP, INC.

By:	/s/ Anthony S. Albanese

Anthony S. Albanese President, Chief Operating Officer, and Acting Chief Financial Officer

And:	/s/ Richard Zamojski

Richard Zamojski Chairman and Chief Executive Officer

DATED: August 10, 2004

EXHIBIT INDEX
EXHIBIT NO.	DESCRIPTION

EX-31.1	Certification of Chief Financial Officer pursuant to Section 302

EX-31.2	Certification of Chief Executive Officer pursuant to Section 302

EX-32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002