Form 10QSB
period 2004-09-30
MICHIGAN HERITAGE BANCORP INC
filed 2004-11-15
CIK 1027623

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the period ended

SEPTEMBER 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes:  [X]   No:  [  ]

At November 9, 2004 there were 1,492,964 shares of Common Stock of the issuer issued and outstanding.

Transitional Small Business Disclosure Format (check one):   Yes:  [  ]   No:  [X]

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Michigan Heritage Bancorp, Inc.

Consolidated Balance Sheets
September 30, 2004 and December 31, 2003

	(000s omitted)
	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Cash and due from banks, noninterest bearing	$2,967	$1,807
Interest bearing deposits with banks	123	84
Federal funds sold	2,095	711

Cash and cash equivalents	5,185	2,602
Securities available for sale	22,336	23,071
Federal Reserve Bank stock and other stock	1,215	1,177

Total investments	23,551	24,248
Gross Loans and Leases	128,630	117,348
Less: Net deferred fees	(81)	(64)
Allowance for credit losses	(1,750)	(1,775)

Net loans and leases	126,799	115,509
Loans held for sale	207	—

Total earning assets	152,775	140,552
Leasehold improvements, net	146	167
Furniture & equipment, net	380	387

Total fixed assets	526	554
Interest receivable	979	661
Other real-estate and assets owned	1,688	921
Bank owned life insurance	1,258	—
Other assets	701	888

Total other assets	4,626	2,470

Total assets	$160,894	$145,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total deposits	$135,878	$113,993
Other borrowed funds	7,000	14,500
Other liabilities	2,148	1,714

Total liabilities	145,026	130,207
Stockholders’ Equity
Preferred stock—no par value; 500,000 shares authorized, none issued and outstanding	—	—
Common stock—no par value; 4,500,000 shares authorized, issued and outstanding— 1,492,964 shares in 2004 and 1,490,964 shares in 2003	13,757	13,744
Retained earnings	1,962	1,152
Accumulated other comprehensive income	149	280

Total stockholders’ equity	15,868	15,176

Total liabilities and stockholders’ equity	$160,894	$145,383

Total loan loss reserve ratio	1.36%	1.51%
Total loan to asset ratio	80%	81%

Michigan Heritage Bancorp, Inc.

Consolidated Statement of Earnings
Three and Nine Month Periods Ended
September 30, 2004 and September 30, 2003
(Unaudited)

	(000s omitted except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
OPERATING INCOME:
Interest income	$2,597	$2,344	$7,501	$7,441
Interest expense	961	883	2,779	2,984

Net interest income before provision for credit losses	1,636	1,461	4,722	4,457
Less: provision for credit losses	20	—	58	18

Net interest income after provision for credit losses	1,616	1,461	4,664	4,439
Gain on sale of securities held available for sale	7	3	18	23
Gain on sale of loans and other assets	134	290	598	984
Other income	56	40	122	108

Total other operating income	197	333	738	1,115

Total operating income	1,813	1,794	5,402	5,554
OTHER OPERATING EXPENSES:
Salaries and employee benefits	790	763	2,289	2,300
Occupancy expense	113	129	346	378
Equipment expense	57	57	176	174
Data processing expense	44	35	117	103
Insurance expense	22	16	58	46
Advertising/promotion expense	49	60	148	175
Office supplies and printing expense	12	12	41	35
Professional fees	126	104	389	379
FDIC assessment	6	5	13	15
Lien, recording, and other loan fees, net	16	76	95	262
Michigan single business tax	18	18	54	55
Director fees	19	14	107	43
Minority interest in net income of consolidated subsidiaries	78	—	98	—
Other expense	108	65	282	260

Total other operating expense	1,458	1,354	4,213	4,225

Net operating income	355	440	1,189	1,329
Provision for federal income taxes	112	138	378	421

Net income	$243	$302	$811	$908

Per Common Share Data
Basic earnings per share	$0.16	$0.20	$0.54	$0.61
Diluted earnings per share	$0.16	$0.20	$0.52	$0.59

Michigan Heritage Bancorp, Inc.

Consolidated Statement of Cash Flow
Six Month Periods Ended
September 30, 2004 and September 30, 2003
(Unaudited)

	(000s omitted)
	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net income	$811	$908
Adjustments to reconcile net income to net cash provided in operating activities	1,273	4,081

Net cash provided by (used in) operating activities	2,084	4,989
Investing activities:
Purchase of U.S. Treasury and agency securities	—	(2,500)
Proceeds from sale, maturity or called U.S. Treasury and agency securities	1,753	500
Purchase of other securities	(4,885)	(8,565)
Proceeds from sale, maturity or called other securities	2,139	1,650
Purchase of Federal Home Loan Bank Stock	(38)	(20)
Net change in gross loans	(11,489)	13,283
Purchase of leasehold improvements, furniture and equipment	(121)	(167)
Purchase of bank-owned life insurance	(1,258)	—

Net cash provided by (used in) investing activities	(13,899)	4,181
Financing activities:
Net increase (decrease) in deposits	21,885	(7,923)
Net decrease in federal funds purchased	—	(3,550)
Payment of other borrowed funds	—	(200)
Payments on Federal Home Loan Bank advances	(11,500)	(9,000)
Proceeds from Federal Home Loan Bank advances	4,000	4,500
Proceeds from the exercise of stock options	13	—

Net cash provided by (used in) financing activities	14,398	(16,173)

Net increase (decrease) in cash and cash equivalents	2,583	(7,003)
Cash and cash equivalents at beginning of year	2,602	10,986

Cash and cash equivalents at end of period	$5,185	$3,983

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

During the second quarter of 2004, Michigan Heritage Bank announced the formation of a joint venture with one of its major customers. This joint venture named, MHB HELP, LLC, hereinafter the Joint Venture, was formed to finance hospital patient receivables on a national basis. Michigan Heritage Bank owns 80% of the joint venture.

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

Critical Accounting Policies:

The accounting and reporting policies of the Company and its direct and indirect subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The Company’s significant accounting policies are described in the notes to the consolidated financial statements within the annual report. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and the Company considers these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which management believes to be reasonable under the circums tances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

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

Bank Owned Life Insurance:

In July 2004, the Company purchased life insurance policies for a total premium of $1,250,000 on certain directors. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized, which was $1,258,000 at September 30, 2004. The change in cash surrender value during the period is an adjustment of premiums paid in determining the expense or income to be recognized under the contracts for the period. This change is recorded in non-interest income as cash surrender value of life insurance revenue.

Deferred Compensation Agreements:

In July 2004, the Company adopted deferred compensation agreements with the directors of the Company. The present value of amounts to be paid under such agreements is accrued over the period earned. Mandatory distribution under the plan begins at age 71. The liability at September 30, 2004 was approximately $46,000. The expense accrual associated with this plan for the quarter ended September 30, 2004 was approximately $46,000.

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

		(000s omitted except per share data)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003
Net income	As reported	$243	$302	$811	$908
	Pro forma	$243	$302	$811	$908
Earnings per share	As reported	$0.16	$0.20	$0.54	$0.61
	Pro forma	$0.16	$0.20	$0.54	$0.61
Earnings per share -	As reported	$0.16	$0.20	$0.54	$0.61
assuming dilution	Pro forma	$0.16	$0.20	$0.52	$0.59

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

PART I—FINANCIAL INFORMATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE: This Report contains certain statements, including statements regarding the Company’s capital needs and ability to continue to build the deposit base and statements regarding the Company’s financial position, expected results, improved operations, and balance sheet strength, that could be construed to be forward-looking statements within the meaning of the Securities and Exchange Act of 1934. These statements reflect the Company’s views with respect to future plans, events and financial performance. The Company does not undertake any obligation to update the information contained in this Report, which speaks only as of the date of this Report. The Company has identified certain risk factors that could cause actual results and plans to differ substantially from those included in the forward-looking statements. These factors are discussed in the Company’s most recently filed Form 10-K under the section entitled “Disclosure Regarding Forward Looking Statements, and those discussions regarding risk factors are incorporated in this Report by reference.

Comparative Results for the three months ended September 30, 2004 and September 30, 2003

The company had a net income of $243,000 for the quarter ending September 30, 2004 compared to a net income of $302,000 for the same quarter last year. Net interest income before allowances for credit losses increased by $175,000 or 12%. This increase reflects the positive impact to the bank in a rising rate environment. During this period the Federal Reserve raised managed rates twice or 50 BPS. Earning assets increased $12,223,000 over the third quarter of 2003, or 8.7% increase. The net interest margin increased from 4.25% in the third quarter of 2003 to 4.29% in the third quarter of 2004. As a combined result, net interest income after provision for credit losses increased $155,000 or 10.6% to $1,616,000.

Other operating income declined $136,000 or 41% to $197,000 primarily due to a reduction in gains on sales of residential mortgage loans.

Other operating expense increased $104,000 or 7.7% to $1,458,000. Salaries and employees benefits increased $27,000 or 3.5% to $790,000 due to increases in the lending staff.

Occupancy expense declined by $16,000 or 12.4%. Advertising and promotion expense also declined by $11,000 or 18.3% compared to the same quarter in 2003.

Professional fees increased $22,000 or 21.1% primarily due to increased legal expenses. Lien recording and other loan fees declined by $60,000 due to a reduction in residential mortgage loans compared to the same quarter in 2003. Other expenses increased $121,000 or 186.2%. This increase is primarily due to the minority share of the net income in the Joint Venture (discussed in the General Category in the notes of the financial statements on page 4). This amount totals approximately $79,000; the balance of the difference is attributed to $36,000 in expenses related to other real estate owned.

The resulting profit before federal income tax was $355,000 for the third quarter of 2004 compared to a profit before federal income tax of $440,000 for the same period last year. Federal income tax was $112,000 for the third quarter of 2004 compared to $138,000 for the same period last year and reflects an anticipated annual effective tax rate of 32.0%.

Net income per weighted average share was $0.16 for the quarter ended September 30, 2004 compared to the net income of $0.20 for the same period last year. On a diluted basis, net income per share was $0.16 for the quarter compared to $0.20 for the same quarter last year.

Comparative Results for the Nine Months Ended September 30, 2004 and September 30, 2003.

Net income for the nine months ended September 30, 2004 was $811,000 compared to $908,000 for the same time period last year. Net interest income before provision for credit losses increased by $265,000 or 6% to $4,722,000, primarily due to increased loan activity and the positive impact to the bank in a rising rate environment. During this period the Federal Reserve raised managed rates twice or 50 BPS. The provision for credit losses increased $40,000 for the first nine months of 2004. As a combined result, net interest income after provision for credit losses increased $225,000 or 5% to $4,664,000.

Other operating income decreased by $377,000 or 33.8% primarily due to a reduction in the gain on sale of loans and leases of $386,000 offset by a $14,000 increase in miscellaneous income.

Other operating expenses decreased by $12,000 or 0.3% to $4,213,000. The largest change in other operating expenses occurred in a $167,000 decline in lien recording and other loan related expenses resulting from a decline in the residential mortgage business offset by a $120,800 increase in other expenses attributed to the minority share of the net income in the Joint Venture and $50,000 in additional directors fees paid in the first quarter of 2004.

Net operating income for the nine months ended September 30, 2004 declined $140,000 to $1,189,000 a decrease of 10.5% resulting in a net income after tax for the nine months of 2004 of $811,000 compared to $908,000 for the nine months ended September 30, 2003 a 10.7% decrease year over year.

Net income per weighted average share outstanding was $0.54 for the nine months ended September 30, 2004 compared to $0.61 per share for the same period last year. On a diluted basis, net income per share was $0.52 for the nine months ended September 30, 2004 compared to $0.59 per share for the same period last year.

Balance Sheet Change — September 30, 2004 from December 31, 2003

Total assets increased $15,511,000 or 10.7% to $160,894,000 from $145,383,000 at December 31, 2003. Gross loans and leases for the same nine-month period increased $11,282,000 or 9.61% to $128,630,000. These increases reflect an overall improvement in the Detroit economy compared to the same period a year ago. While the economy has improved, the robust refinancing activity for residential mortgages has declined substantially.

Deposits increased $21,885,000 or 19.2% to $135,878,000. This increase is primarily due to the banks emphasis on raising core deposits. Borrowed funds declined by $7,500,000 from December 2003 largely due to the increase in deposits. Cash and cash equivalents increased $2,583,000 or 99% to $5,185,000.

Loans and Leases and Allowances for Credit Losses

The categories of loans and leases outstanding at September 30, 2004 and December 31, 2003 in dollars and as a percentage of total loans are as follows:

	(000s omitted for dollars)
	September 30, 2004		December 31, 2003
		Pct of total		Pct of total
Loan & Leases Category	Amount	Loans & Leases	Amount	Loans & Leases
Commercial	$83,554	65.0%	$81,747	69.6%
Real estate-construction	6,520	5.1%	7,135	6.1%
Real estate-mortgage	14,068	10.9%	10,504	9.0%
Installment loans to individuals	6,348	4.9%	217	0.2%
Lease financing	18,140	14.1%	17,745	15.1%

Total loans	$128,630	100.0%	$117,348	100.0%

Installment loans to individuals increased by $6,131,000 from December 2003 to September 2004. This change resulted from the formation of the joint venture discussed in the “General” section on page 4. Although this change is substantial it does not require an increase in the allowance for credit losses due to recourse provisions contained in the underlying agreements with the hospitals.

Management believes that the change in mix and size of the loan portfolio from December 31, 2003 to September 30, 2004 has not increased the proportionate level of credit risk in the loan portfolio.

At September 30, 2004 there were approximately $1,801,000 in non-accruing loans. There were nine loans totaling approximately $123,000 charged off against reserves during the first nine months of 2004. There were $275,000 in accruing loans past due 30 to 59 days, $381,000 past due 60 to 89 days and $0 past due 90 days or more. Management fully expects that diligent servicing of these loans will minimize losses.

A total credit loss reserve of $1,750,000 at September 30, 2004 was 1.36% of total loans, which included $514,000 in specific allowances. The following highlights the allocations of the credit loss allowance as of September 30, 2004.

	(000s omitted for dollars)
	Credit loss	Loan & Lease	Percent of credit
	allowance	amounts	loss allowance
	amount	outstanding	to loan & lease amounts
Domestic:
Commercial	$1,105	$83,554	1.32%
Real estate-construction	65	6,520	1.00%
Real estate-mortgage	213	14,068	1.51%
Installment loans to individuals	24	6,348	0.38%
Lease financing	122	18,140	0.67%
Foreign	—	—	—
Off-balance sheet items and unallocated	221	—	n/a

Total	$1,750	$128,630	1.36%

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

Allowance for Credit Losses

The following table summarizes changes in the allowance for credit losses arising from additions to the allowance which have been charged to expense, selected ratios, and the allocation of the allowance for credit losses as of and for the nine month periods ended September 30:

	($ in 000s)
	2004	2003
Average loans and leases outstanding	$127,922	$108,301
Total loans and leases at period end	128,630	105,248
Allowance for credit losses at beginning of period	1,775	2,013
Loan and lease charge-offs during the period
Commercial & Financial	99	186
Real Estate — Mortgages	24	17
Installment Loans to Individuals	—	—

Total charge-offs	123	203
Loan and lease recoveries during the period
Commercial & Financial	40	33
Real Estate — Mortgages	—	8
Installment Loans to Individuals	—	—

Total recoveries	40	41

Net charge-offs	83	162

Provision charged to expense	58	18

Allowance for credit losses at end of period	$1,750	$1,869

Ratio of net charge-offs during the period to average loans and leases outstanding	0.06%	0.15%

Nonaccrual, Past Due and Restricted Loans and Leases

The following table summarizes the Banks non-performing loans and leases as of September 30:

	($ in 000s)
	2004	2003
Nonaccrual, Past Due and Restricted Loans and Leases
Loans accounted for on a nonaccrual basis	$1,801	$2,705
Accruing loans that are contractully past due 90 days or more as to interest or principle payments	—	104

Total	$1,801	$2,809

Non-accrual loans have declined by $1,008,000 since September 2003. This decrease is due in part to the transfer of two individual loans to other real estate owned. When these impaired loans are analyzed on an individual basis, the Company believes the collateral and allowance for credit losses is sufficient to cover the recorded loan amount.

Liquidity and Capital Resources

Michigan Heritage Bancorp’s current cash position as of September 30, 2004 indicates adequate cash balances. The Company has additional line of credit facilities with national lending institutions to add funding capacity. The Company’s management has also established a network of banks that can be used to sell or participate in a portion of the Company’s loan portfolio. These techniques allow the Company to service its business relationships and generate fee and servicing revenue.

The Company’s liquidity remained adequate during the nine-month period ended September 30, 2004. Michigan Heritage Bancorp had $5,185,000 in cash and cash equivalents as of September 30, 2004 including $123,000 in interest bearing deposits in other banks and $2,095,000 in federal funds sold. The Company has proven its ability to attract deposits and build a stable deposit base from which to fund loans. In addition, the Company is a member of the Federal Home Loan Bank of Indianapolis, Indiana and as of September 30, 2004 had $7,000,000 in notes payable to the Federal Home Loan Bank at a weighted average rate of 2.96%.

During the first quarter of 2004, Michigan Heritage Bancorp renewed a non-revolving $3,000,000 Capital Note loan from a large midwestern financial institution. This facility provides additional financing that can be down-streamed to the Bank as capital. This capital will allow the Company to continue its growth while not diluting existing shareholder value. As of September 30, 2004 Michigan Heritage Bancorp had no borrowing outstanding on the Credit Note and $3,000,000 is available for future use.

Michigan Heritage Bank is subject to various regulatory capital requirements. To be adequately capitalized Michigan Heritage Bank must maintain a minimum Tier 1 leverage capital ratio of 4.0% and to be well capitalized, maintain a ratio of 5.0%. The Bank’s Tier 1 leverage capital ratios were 9.85% and 10.50% at September 30, 2004 and December 31, 2003, respectively. Michigan Heritage Bank plans to remain well capitalized on an ongoing basis.

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

PART II—OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(b)	Reports on Form 8 -K

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

DATED: November 9, 2004

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